Form 10-Q
period 1996-05-04
CELEX GROUP INC
filed 1996-06-18
CIK 911323

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 4, 1996

                                      OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number      0-22834


                           CELEX GROUP, INC.
            (Exact name of registrant as specified in its charter)


                                ILLINOIS                              36-3760230
                  (State or other jurisdiction of (I.R.S. Employer incorporation or organization) identification No.)

                           919 SPRINGER DRIVE                              60148
                  (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (708) 953-8440


                                   NONE

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
      No [   ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                  CLASS                  OUTSTANDING  AS  OF JUNE 1, 1996
     Common stock, $0.01 par value                 5,230,400



                        INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION                                 PAGE NUMBER

      Item 1. Financial Statements

                  Comparative Consolidated Balance Sheets  ......   3

                  Consolidated Income Statements .............      4
                  Consolidated Statement of Changes in
                  Stockholders'Equity ............................. 5

                  Consolidated Statements of Cash Flows ........    6

                  Notes to Consolidated Financial Statements .....  7

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations....... 10

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings .................................  12

      Item 6. Exhibits and Reports on Form 8-K ................... 12

              Signatures ......................................... 13

              Index to Exhibits................................... 14

                  PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

                         CELEX GROUP, INC.
                COMPARATIVE CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                            May 4,            February 3,
                                            1996                 1996
ASSETS
Current assets:
   Cash                                   $1,357,880          $1,229,573
   Accounts and notes receivable, net      2,923,801           3,295,819
   Inventory, net                          8,625,156           9,087,872
   Prepaid catalog expenses                3,139,984           3,725,391
   Other prepaid expenses                  1,169,094           1,067,015
Total current assets                      17,215,915          18,405,670

Property & equipment, net                 10,440,582          10,615,454
Notes receivable, net                        458,437             471,145
Deposits                                     176,455             172,823
Deferred income taxes                      2,150,615           1,600,000
Intangibles & other assets                   853,150             901,166

TOTAL ASSETS                            $ 31,295,154         $32,166,258

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:

   Current portion of long-term debt     $12,874,117          $1,881,673
   Accounts payable                        3,992,183           6,652,211
   Accrued expenses                        1,444,285           1,487,524
Total current liabilities                 18,310,585          10,021,408

Long-term debt                               114,323           8,528,170

Total liabilities                         18,424,908          18,549,578

Minority interest in consolidated
 subsidiaries                                475,519             583,167

STOCKHOLDERS' EQUITY:
   Preferred Stock $.01 par - 1,000,000 shares authorized;
      none outstanding
   Common stock $.01 par - 20,000,000 shares authorized;
      5,216,440 and 5,208,452 shares issued and
      outstanding, respectively               52,164              52,085
   Common stock warrants                     370,000             370,000
   Additional paid-in capital             16,349,409          16,301,104
   Accumulated deficit                    (4,319,753)         (3,481,754)
    Foreign currency translation
    adjustment                               (57,093)           (207,922)

Total stockholders' equity                12,394,727          13,033,513

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                   $31,295,154         $32,166,258


          The accompanying notes are an integral part of this statement.


                          CELEX GROUP, INC.
                   CONSOLIDATED INCOME STATEMENTS
                             (UNAUDITED)


                                         FOR THE QUARTER ENDED*
                                          May 4,          April 30,
                                           1996             1995

Net product sales                     $11,608,239       $10,661,857
Cost of goods sold                      4,531,187         6,554,787
Gross profit on product                 7,077,052         4,107,070

Fees, royalties & other income            153,301           196,526

Gross margin                            7,230,353         4,303,596

Operating expenses                      8,161,957         9,789,532
Loss from operations                     (931,604)       (5,485,936)

Other income (expenses):
   Minority interest in subsidiaries      (22,352)          (26,156)
   Interest income                          6,384            22,360
   Interest expense                      (439,759)         (288,686)
   Other                                   10,792          (111,385)

Total otherincome(expense)               (444,935)         (403,867)

Income(loss) before income taxes       (1,376,539)       (5,889,803)

Income tax benefit                       (538,540)                0

Net loss                                ($837,999)      ($5,889,803)

Loss per common share and
 common equivalent shares                  ($0.16)           ($1.21)

Weighted average number of common
 shares and equivalent shares
 outstanding                             5,216,000         4,854,000



*NOTE:   The  Company  converted  to a 4-5-4 week reporting basis for the nine-month fiscal period ending February 3, 1996. Therefore, for 1996 the quarter represents 13 weeks, versus 12 weeks and five days activity for 1995.





          The accompanying notes are an integral part of this statement.





                          CELEX GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Unaudited)




                                                  Foreign
              Common Common Additional            Currency             Total
              Stock  Stock  Paid-in      Retained Translation      Stockholders'
              SHARES AMOUNT CAPITAL      EARNINGS ADJUSTMENT  WARRANTS EQUITY

Balance at
February 3,
 1996    5,208,452 $52,085 $16,301,104 ($3,481,754)($207,922)$370,000$13,033,513

Net loss
for period                                (837,999)                    (837,999)

Foreign
currency
translation
adjustment                                           150,829            150,829

Common
stock transactions:
Sales of common
shares       7,988      79       48,305                                  48,384

Balance at
May 4,
1996      5,216,440 $52,164 $16,349,409 ($4,319,753)($57,093)$370,000$12,394,727






























             The accompanying notes are an integral part of this statement.


                                    CELEX GROUP, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                   FOR THE QUARTER ENDED
                                                    May 4,         April 30,
                                                     1996             1995

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net loss                                          ($837,999)      ($5,889,803)

Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation expense                              396,263          530,948
   Amortization expense                               25,750            --
   Accretion of subordinated note                     91,999            --
   Deferred income taxes                            (550,615)        (812,593)
                                                    (874,602)      (6,171,448)
Changes in operating assets and liabilities:
   Accounts and notes receivable                    393,593         2,496,171
   Inventories                                      462,716         1,933,714
   Prepaid catalog expense                          585,407           171,170
   Other prepaid expenses                          (102,079)             --
   Accounts payable                              (2,660,028)         (324,321)
   Accrued expenses                                 (43,239)        1,392,799
   Other                                             39,549           554,825
Net cash provided by operating activities        (2,198,683)           52,910

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash paid in acquisitions                                     (126,000)
   Purchase of fixed assets                        (221,394)         (689,934)
Net cash used in investing activities              (221,394)         (815,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuing common stock, net           48,384            57,017
   Proceeds from exercise of stock options
     and warrants                                                     156,520
   Proceeds from debt borrowings                   2,500,000        1,574,676
   Repayment of debt                                               (1,450,000)
Net cash provided by financing activities          2,548,384          338,213

NET INCREASE (DECREASE) IN CASH                      128,307         (424,811)

Cash at beginning of period                        1,229,573        1,603,282

Cash at end of period                             $1,357,880       $1,178,471

Supplemental disclosure of cash flow information:

      Interest paid                                 $216,597         $315,430

      Taxes paid                                          0           $96,720

             The accompanying notes are an integral part of this statement.



                            CELEX GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS:

The consolidated financial statements contained herein have been prepared by management and are unaudited. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Celex Group, Inc. ("Celex" or the "Company") for the period ended February 3, 1996.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the results of the interim periods presented and all such adjustments are of a normal recurring nature.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of franchise operations have not been reflected in the Company's financial statements.

LOSS PER COMMON SHARE - Loss per common and common equivalent shares are computed by dividing net loss by the weighted average number of common shares outstanding during each period presented, including common share equivalents arising from the assumed exercise of stock options and warrants. For the three months ended May 4, 1996 and April 30, 1995, common stock equivalents have been excluded from the calculation of earnings per share as the effect of inclusion is anti-dilutive.

PREPAID CATALOG EXPENSES/ADVERTISING - Effective May 1, 1995, the Company adopted SOP 93-7, "Reporting on Advertising Costs," which outlines the accounting for direct marketing advertising costs. The Company expenses the production costs of advertising as it occurs, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

Direct-response advertising consists primarily  of  catalogs  for the Company's
products.   The  capitalized  costs of the advertising are amortized  over  the twelve-month period following the date the catalog was mailed.

At May 4, 1996 and February 3,  1996,  $3,139,984 and $3,725,391, respectively, of advertising was reported as assets. Advertising expense was $3,258,351 for the quarter ended February 3, 1996 and $4,101,681 for the quarter ended April 30, 1995.

CHANGE IN REPORTING PERIOD AND YEAR END - Effective May 1, 1995, the Company changed its reporting periods to a 4-5-4 week format, a more traditional retail approach to reporting results. As a result, the financial results for the second quarter of the current year reflect 13 weeks of activity while the financial results for the second quarter of the prior year reflect 12 weeks and five days of activity.


Furthermore, the Company changed its fiscal year end from April 30 to the Saturday closest to January 31, i.e., February 3, 1996 and February 1, 1997 for the fiscal 1995 and 1996, respectively. The change was made to conform to industry reporting practices.

STOCK OPTIONS AND WARRANTS - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This pronouncement, which becomes effective in the current fiscal year, establishes financial accounting and reporting standards for stock-based employee compensation plans. This Standard requires the Company to determine the fair value of its stock options at the date of grant and either record the fair value as compensation expense in the financial statements or disclose the pro-forma impact of such compensation on net income and earnings per share in the notes to the financial statements. The Company has elected to adopt the disclosure method of presentation and such disclosures will be made in the year end financial statements for the fiscal year ending February 1, 1997.

RECLASSIFICATION - Certain balance sheet accounts for the three months ended April 30, 1995, have been reclassified to conform to the current period's presentation.

NOTE 3 - INVENTORIES ARE COMPRISED OF THE FOLLOWING:

                                       MAY 4, 1996          FEBRUARY 3, 1996

      Finished goods                   $ 5,568,500           $ 5,705,532
      Raw materials                      3,268,099             3,533,759
                                         8,836,599             9,239,291

      Less-Reserve for obsolescence       (211,443)             (151,419)
      Total                            $ 8,625,156           $ 9,087,872

NOTE 4 - DEBT:

At May 4, 1996 and February 3, 1996, the Company's notes payable were as follows:

                                     MAY  4,  1996           FEBRUARY 3,1996

      Line of credit facility:
            Term loan                 $ 9,000,000                $ 9,000,000
            Revolving credit loan       2,500,000                     --

      Subordinated Notes (unsecured),
      less discount of $215,835 and     1,284,165                  1,191,666
      $308,334, respectively

      Capital lease obligations           169,526                    182,639

      Other                                34,749                     35,538
                                       12,988,440                 10,409,843

      Less - Current portion          (12,874,117)                (1,881,673)
      Total                              $114,323                 $8,528,170





On February 7, 1996, the Credit Agreement was amended to reestablish borrowing capabilities through May 1, 1996 under the Revolving Loan to the lesser of (a) 75% of eligible receivables and 15% of eligible inventory, or (b) $2,500,000. Two officers of the Company severally guaranteed borrowings under the loan up to an aggregate amount of $1,000,000. On February 13, 1996, the Company borrowed $2,500,000 under the amended Credit Agreement.

The bank further agreed to extend the maturity date of borrowing capability under both the Term Loan and Revolving Loan to May 1, 1997.

Under   the   Credit   Agreement,  as  amended,  among  other  things,   future
indebtedness, dividends and capital expenditures are restricted.

NOTE 5 - INCOME TAXES:

At February 3, 1996 and May 4, 1996, the net deferred assets were $1,600,000 and $2,150,615, respectively. For the three months ended May 4, 1996, net deferred assets were increased by the current quarter's net tax benefit.








































PART I.
    ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company designs, manufactures and markets a diverse range of proprietary business and personal motivational and self-improvement products, including books, audio tapes, video tapes, personalized gifts and awards. The Company
sells its products  through  two primary distribution channels:   direct
marketing and retail stores.  Sales are also made to wholesale customers.
The Company's products are marketed to a wide range of customers and clients, including Fortune 500 companies, mid-sized and small companies, corporate management personnel and retail customers.

Although the Company utilizes multiple marketing channels for its products, the Company's products have similar purposes and uses in each channel of distribution and similar opportunities for growth. The profitability varies among products and marketing channels. The Company utilizes its facilities interchangeably for each distribution channel. Furthermore, the marketing channels are directed at a single customer base located primarily in the United States.

For the quarters ended May 4, 1996 and April 30, 1995, respectively, retail sales, direct mail sales, and wholesale distribution sales (net product sales -
- - which exclude fees, royalties and other income), accounted for the following percentages of the Company's net product sales:

FOR THE QUARTER ENDED

                                                   May 4,           April 30,
                                                    1996              1995

            Retail                                  32%                31%
            Direct mail                             52%                51%
            Wholesale distribution*                 16%                18%

            *Includes sales to franchisees.

Percentages for the quarter ended May 4, 1996 do not differ materially from the same quarter in the prior year.
The gross profit margins for retail sales attributable to Company-owned stores are less than gross profit margins for Direct Mail sales due to shipping costs associated with the retail inventory, as well as differences in the product mix between the two channels. The gross profit margin for wholesale distributors and sales to franchisees are lower than Retail or Direct Marketing, since these sales are made at a discount from the retail prices.

RESULTS OF OPERATIONS

QUARTER ENDED MAY 4, 1996 COMPARED TO QUARTER ENDED APRIL 30, 1995

Net product sales for the quarter ended May 4, 1996 increased 8.9% to $11,608,000 compared to $10,662,000 for the three months ended April 30, 1995. Of the $946,000 net product sales increase, approximately two-thirds of the increase is attributable to Direct Marketing sales and the balance of the increase is attributable to Retail sales. Same store sales were basically flat with a slight decrease of $67,000 for the three months period ending
May  4,  1996, when compared to the same time  period  in  the  prior year.
As of May 4, 1996, the Company operated 56 Retail locations compared to 51 locations as of April 30, 1995. Franchise locations increased to 42 locations from 41 at April 30, 1995. The number of direct mail pieces mailed in the three months ended May 4, 1996 decreased to approximately 4.1 million from 4.3 million pieces mailed for the same period in the prior year.

Cost of sales as a percentage of net sales was 39% for the three months ended May 4, 1996 compared to 61% for the same three-month period ended in the prior year. The decrease in the cost of goods sold percentage from 1996 to the prior year is primarily the result ofinventory adjustments, directly related to a fulfillment system failure and other problems which occurred during and after the Company's peak selling season for the fiscal period ended April 30, 1995. Significant reductions have been made in manufacturing labor and overhead, as well as streamlining in the Company's order fulfillment system. Operating expenses for the quarter were 70% of net product sales which represents a significant improvement over the 92% operating expenses which were experienced in the same quarter during the prior year.

Interest expense increased from $289,000 for the quarter ended April 30, 1995 to $440,000 for the quarter ended May 4, 1996, an increase of $151,000. This increase reflects additional borrowings which have occurred subsequent to the quarter ending April 30, 1995.

The Company's effective income tax rate was 39% for the quarter ended May 4, 1996. The Company recorded a tax benefit associated with the loss before taxes of $1,377,000.

The net loss for the quarter of $838,000 compares to a net loss of $5,890,000 for the quarter ended April 30, 1995, an improvement of $5,052,000. As a percentage of sales, net loss decreased from (55.2%) for the quarter ended April 30, 1995 to (7.2%) for the quarter ended May 4, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from operations, supplemented by the Company's revolving credit facility to fund its principal cash requirements.

The Company believes that its cash flows will be sufficient to enable it to service its cash requirements in the near term. In the next fiscal year, the Company will be required to either renegotiate the terms of its Term Loan and Revolving Loan with its bank or to seek an alternative financing arrangement with another lender. Such renegotiations must be completed on or before May 1, 1997. See Note 4 to the Notes to Consolidated Financial Statements.

The Company's net working capital decreased from $8,384,262 on February 3, 1996, to ($1,094,670) on May 4, 1996. The current ratio decreased from 1.84:1 on February 3, 1996 to .94:1 on May 4, 1996. The decrease in working capital is due primarily to the increase in the current portion of long-term debt.

The Company's net property and equipment remained relatively consistent with February 3, 1996, increasing 1.6% to $10,440,582 at May 4, 1996. The Company has no major capital commitment as of May 4, 1996










                    PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On April 29, 1996, Cullman Ventures, Inc. filed a lawsuit in the U.S. District Court for the Northern District of New York against the Company and one of its business partners. The complaint alleges trademark infringement dilution, unfair competition and breach of contract arising out of the use of the names and trademarks Success and Successories on dated calendar products. The Company is required to appear and file an answer to the complaint on or before June 25, 1996. The Company believes the complaint is without merit and intends to vigorously contest the lawsuit.

Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended October 28, 1995.

See Index to Exhibits on Page 14, immediately following the Signature page.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CELEX GROUP, INC.
                        (Registrant)


Date:                                6/18/96                                By:

                             James M. Beltrame
                             President, Chief Operating Officer and Director (Principal Executive Officer)


Date:                                6/18/96                                By:

                             M. Andrew King
                             Chief Financial Officer
                             (Principal Financial Officer)

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CELEX GROUP, INC.
                        (Registrant)


Date:     6/18/96      By:     /S/ JAMES M. BELTRAME
                             James M. Beltrame
                             President, Chief Operating Officer and Director (Principal Executive Officer)


Date:     6/18/96      By:     /S/ M. ANDREW KING
                             M. Andrew King
                             Chief Financial Officer
                             (Principal Financial Officer)
































                               INDEX TO EXHIBITS



EXHIBIT                             NO.                             DESCRIPTION
SEQUENTIAL PAGE

3.1         Articles of Incorporation of Registrant (1)

3.2         By-laws of Registrant (1)

4.1         Specimen Common Stock Certificate (1)

10.1        Form of Franchising Agreement (3)

10.2        Employment Agreement with Arnold M. Anderson dated
            February 28, 1993 (1)

10.3        Credit Agreement with Harris Trust and Savings Bank (4)

10.4 Credit Agreement and Guaranty between the Company and NBD Bank (5)

10.5        First Forbearance Agreement between the Company and NBD Bank (6)

10.6 Amended and Restated Credit Agreement between the Company and NBD Bank dated as of July 31, 1995 (7)

10.7 Lease Agreements between LaSalle National Trust Bank as Trustee under
            Trust No. 107739 and Celebrating Excellence (4)

10.8        Stock Option Instrument for Arnold M.  Anderson  dated November 19,
1991 (1)

10.9        Celex Group, Inc. Stock Option Plan (2)

10.10 Joint Venture Agreement with Morrison DFW, Inc. and related documents (4)

10.11 Indemnification Agreement dated May 26, 1995 between the Company and Arnold M. Anderson (7)

            Indemnification Agreements in the form filed were also entered into by the
            Messrs. James M. Beltrame, Seamas T. Coyle, Timothy C. Dillon,
            C. Joseph LaBonte, Steve Larrick, Michael H. McKee, Mervyn C. Phillips,
            Jr., Michael Singletary, Guy E. Snyder and Peter C. Walts

10.12 First Amendment to the Credit Agreement between the Company and NBD Bank dated as of September 25, 1995 (8)

10.13 Second Amendment to the Credit Agreement between the Company and NBD Bank dated as of February 7, 1996 (9)




10.14 Form of Subordinated Note, Common Stock Purchase Warrant and Subordination Agreement relating to issuance of $1,500,000 Subordinated Notes and Warrants to purchase 120,000 shares of the Company's Common Stock (9)

10.15       Common Stock Option Agreement granted to Arnold M. Anderson and Incentive Stock Option Agreement granted  to Arnold M. Anderson
(9)

10.16 Common Stock Option Agreement granted to James M. Beltrame and Incentive Stock Option Agreement granted to James M. Beltrame (9)

10.17 Third Amendment to the Credit Agreement between the Company and NBD Bank dated as of May 2, 1996 (9)

22.1        Subsidiaries (4)

_____________________________


(1) Previously filed with Registration Statement on Form SB-2, No. 33-76530C filed on August 17, 1993, and incorporated herein by reference.
(2) Previously filed with Amendment Number 1 to the Registration Statement of Form SB-2, No. 33-67530C filed on September 24, 1993, and incorporated herein by reference.
(3) Previously filed with Post-effective Amendment Number 1 to the Registration Statement of Form SB-2, No. 33-67530C filed on January 19, 1994, and incorporated herein by reference.
(4) Previously filed with the Annual Report on Form 10-K for the year ended April 30, 1994 and incorporated herein by reference.
(5) Previously filed with the Company's Form 10-Q/A-1 for the quarter ended July 31, 1995 and incorporated herein by reference.
(6) Previously filed with the Company's Form 8-K on June 7, 1995 reporting Date of Event May 26, 1995, and incorporated herein by reference.
(7) Previously filed with the Annual Report on Form 10-K for the year ended April 30, 1995, and incorporated herein by reference.
(8) Previously filed with the Company's Form 10-Q for the quarter ended October 28, 1995, and incorporated herein by reference.
(9) Previously filed with the Company's Annual Report on Form 10-K for the year ended February 3, 1996, and incorporated herein by reference.