Form 10-Q
period 1996-08-03
CELEX GROUP INC
filed 1996-09-17
CIK 911323

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 3, 1996

                                      OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number      0-22834


                          SUCCESSORIES, INC.
            (Exact name of registrant as specified in its charter)


                                 ILLINOIS                         36-3760230
                  (State or other jurisdiction of             (I.R.S. Employer
                  incorporation or organization)             identification No.)

                  919 SPRINGER DRIVE, LOMBARD, ILLINOIS                  60148
                  (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code (630) 953-8440


                              CELEX  GROUP,  INC.

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                       CLASS             OUTSTANDING AS OF SEPTEMBER 1, 1996
          Common stock, $0.01 par value            5,239,319



                        INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION                        PAGE NUMBER

            Item 1. Financial Statements

                  Comparative Consolidated Balance Sheets ..........     3

                  Consolidated Income Statements.....................    4

                  Consolidated Statement of Changes in
                  Stockholders' Equity...............................    5

                  Consolidated Statements of Cash Flows..............    6

                  Notes to Consolidated Financial Statements.........    7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations....     10

PART II. OTHER INFORMATION

          Item 1. Legal Proceedings    ..............................   13

         Item  4. Submission of Matters to a Vote of Security Holders   13

         Item  5. Other Information ................................... 13

         Item  6. Exhibits and Reports on Form 8-K..................... 14

         Signatures................................................     15

         Index to Exhibits ...........................................  16

                 PART  I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               SUCCESSORIES, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                           August 3,             February 3,
                                             1996                    1996
ASSETS
Current assets:
   Cash                                   $1,061,648              $1,229,573
   Accounts and notes receivable, net      2,460,263               3,295,819
   Inventory, net                          9,003,008               9,087,872
   Prepaid catalog expenses                2,729,966               3,725,391
   Other prepaid expenses                  1,481,682               1,067,015
Total current assets                      16,736,567              18,405,670

Property & equipment, net                 10,365,565              10,615,454
Notes receivable, net                        389,204                 471,145
Deposits                                     271,179                 172,823
Deferred income taxes                      2,732,139               1,600,000
Intangibles & other assets                   962,478                 901,166

TOTAL ASSETS                            $ 31,457,132             $32,166,258

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt     $12,801,773              $1,881,673
   Accounts payable                        5,178,471               6,652,211
   Accrued expenses                        1,199,261               1,487,524
Total current liabilities                 19,179,505              10,021,408

Long-term debt                               114,434               8,528,170

Total liabilities                         19,293,939              18,549,578

Minority interest in consolidated
subsidiaries                                 460,008                 583,167

Stockholders' equity:
   Common stock $.01 par - 20,000,000 shares authorized;
   5,239,319 and 5,208,452 shares issued and
   outstanding, respectively                  52,398                  52,085
   Common stock warrants                     370,000                 370,000
   Additional paid-in capital             16,479,345              16,301,104
   Accumulated deficit                    (5,128,206)             (3,481,754)
   Foreign currency translation adjustment   (70,352)               (207,922)

Total stockholders' equity                11,703,185              13,033,513

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY $31,457,132             $32,166,258

        The accompanying notes are an integral part of this statement.



                        SUCCESSORIES, INC.
                   CONSOLIDATED INCOME STATEMENTS
                            (UNAUDITED)


                      FOR THE THREE MONTHS ENDED*   FOR THE SIX MONTHS ENDED*
                      August 3,         July 29,    August 3,       July 29,
                        1996              1995        1996             1995

Net product sales    $11,529,295     $ 9,816,787    $23,138,285   $20,478,644
Cost of goods sold     5,015,608       4,158,379      9,564,251    10,827,156
Gross profit on
product                6,513,587       5,658,408     13,574,034     9,651,488

Fees, royalties &
other income             268,396         208,676        421,697       405,202

Gross margin           6,782,083       5,867,084      13,995,731   10,056,690

Operating expenses     7,781,213       7,006,833      15,926,565   16,682,375

Income (loss) from
operations              (999,130)     (1,139,749)     (1,930,734)  (6,625,685)

Other income (expenses):
   Minority interest in
   subsidiaries          (11,427)         32,982         (33,779)       6,826
   Interest income        11,262               0          17,646       22,360
   Interest expense     (404,843)       (194,467)       (844,602)    (483,153)
   Other                  14,153           7,721          24,945     (103,664)

Total other income
(expense)               (390,855)       (153,764)       (835,790)    (557,631)

Income (loss) before
income taxes          (1,389,985)     (1,293,513)     (2,766,524)  (7,183,316)

Income tax expense
(benefit)               (581,532)              0      (1,120,072)           0

Net income (loss)      ($808,453)    ($1,293,513)    ($1,646,452) ($7,183,316)

Earnings (loss) per
 common and common
 equivalent share         ($0.15)         ($0.25)         ($0.32)      ($1.40)

Weighted average
 number of common
 and common  equivalent
 shares outstanding     5,223,000       5,120,000      5,223,000    5,120,000



*NOTE:   The  Company  converted  to a 4-5-4-week reporting basis for the nine-
month fiscal period ending February 3, 1996. Therefore, for 1996 the quarter represents 13 weeks, and the six-month period represents 26 weeks. In 1995, the quarter represents 12 weeks and 6 days, and the six-month period represents 25 weeks and four days.




         The accompanying notes are an integral part of this statement.




                               SUCCESSORIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                    Foreign
            Common    Common Additional             Currency           Total
            Stock     Stock  Paid-in   Retained   Translation     Stockholders'
            Shares    Amount Capital   Earnings   Adjustment Warrants Equity

Balance at
February 3,
1996       5,208,452 $52,085$16,301,104($3,481,754)($207,922)$370,000$13,033,513

 Net loss
for period                             (1,646,452)                   (1,646,452)

Foreign
currency
translation
adjustment                                          137,570             137,570

Common stock transactions:
Sales of
common
shares        30,867     313    178,241                                 178,554

Balance at
August 3,
1996       5,239,319 $52,398$16,479,345($5,128,206)($70,352)$370,000$11,703,185

             The accompanying notes are an integral part of this statement.



                                       SUCCESSORIES, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                 FOR THE SIX MONTHS ENDED
                                                 August 3,       July 29,
                                                   1996            1995

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss                                       ($1,646,452)    ($7,183,316)

Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation expense                            555,519       1,013,225
   Amortization expense                            289,756           --
   Accretion of subordinated note                  150,364           --
   Deferred income taxes                        (1,132,139)       (812,593)
                                                (1,782,952)     (6,982,684)
Changes in operating assets and liabilities:
   Accounts and notes receivable                   835,556       3,393,743
   Inventories                                      84,864       2,710,580
   Prepaid catalog expense                         892,912       1,351,253
   Other prepaid expenses                         (414,667)         --
   Accounts payable                             (1,473,740)     (2,448,596)
   Accrued expenses                               (288,263)      1,408,656
   Other                                            39,214         462,691
Net cash used in operating activities           (2,107,076)       (104,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash paid in acquisitions                                  (126,000)
   Purchase of fixed assets                       (565,385)     (1,188,761)
Net cash used in investing activities             (565,385)     (1,314,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuing common stock, net         154,536         102,539
   Proceeds from exercise of stock options
     and warrants                                                  156,520
   Proceeds from debt borrowings                 2,500,000       2,449,676
   Repayment of debt                              (150,000)     (1,480,272)
Net cash provided by financing activities        2,504,536       1,228,463

NET DECREASE IN CASH                              (167,925)       (190,655)

Cash at beginning of period                      1,229,573        1,603,282

Cash at end of period                           $1,061,648       $1,412,627

Supplemental disclosure of cash flow information:

      Interest paid                               $463,332         $518,694

      Taxes paid                                   $11,150          $96,720

         The accompanying notes are an integral part of this statement.


                               SUCCESSORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS:

The consolidated financial statements contained herein have been prepared by management and are unaudited. The financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Celex Group, Inc. ("Celex") for the period ended February 3, 1996. On August 2, 1996, Celex Group, Inc. changed its name to Successories, Inc. ("Successories" or the "Company").

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

LOSS PER COMMON SHARE - Loss per common and common equivalent shares are computed by dividing net loss by the weighted average number of common shares outstanding during each period presented, including common share equivalents arising from the assumed exercise of stock options and warrants. For the quarter and six months ended August 3, 1996 and July 29, 1995, common stock equivalents have been excluded from the calculation of earnings per share as the effect of inclusion is anti-dilutive.

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

At  August  3,   1996   and   February  3,  1996,  $2,729,966  and  $3,725,391,
respectively, of advertising was reported as assets. Advertising expense was $6,070,696 for the six months ended August 3, 1996 and $6,599,907 for the six months ended July 29, 1995.

CHANGE IN REPORTING PERIOD AND YEAR END - Effective May 1, 1995, the Company changed its reporting periods to a 4-5-4 week format, a more traditional retail approach to reporting results. As a result, the financial results for the quarter and six-month period of the current year reflect 13 weeks and 26 weeks of activity, respectively, while the financial results for the quarter and six-month period of the prior year reflect 12 weeks and six days, and 25 weeks and four days of activity, respectively.

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

NOTE 3 - INVENTORIES ARE COMPRISED OF THE FOLLOWING:

                                     AUGUST 3, 1996          FEBRUARY 3, 1996

      Finished goods                  $ 5,158,711                $ 5,705,532
      Raw materials                     3,972,297                  3,533,759
                                        9,131,008                  9,239,291

      Less-Reserve for obsolescence      (128,000)                  (151,419)
      Total                           $ 9,003,008                $ 9,087,872

NOTE 4 - DEBT:

At August 3, 1996 and February 3, 1996, the Company's notes payable were as follows:

                                   AUGUST  3,  1996           FEBRUARY 3,1996

      Line of credit facility:
            Term loan                 $ 8,850,000                $ 9,000,000
            Revolving credit loan       2,500,000                     --

      Subordinated Notes (unsecured),
      less discount of $123,336 and     1,376,664                  1,191,666
      $308,334, respectively

      Capital lease obligations           157,006                    182,639

      Other                                32,537                     35,538
                                       12,916,207                 10,409,843

      Less - Current portion          (12,801,773)                (1,881,673)
      Total                             $ 114,434                 $8,528,170



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

Under the Credit Agreement,as amended, among other things, future indebtedness, dividends and capital expenditures are restricted.





NOTE 5 - INCOME TAXES:

At February 3, 1996 and August 3, 1996, the net deferred assets were $1,600,000
and $2,732,139, respectively.   For  the  six  months ended August 3, 1996, net
deferred assets were increased by the current year's net tax benefit.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company designs, manufactures and markets a diverse range of proprietary business and personal motivational and self-improvement products, including wall decor, desk decor, books, audio tapes, video tapes, personalized gifts and awards. The Company sells its products through two primary distribution channels: direct marketing and retail stores. Sales are also made to wholesale customers. The Company's products are marketed to a wide range of customers and clients, including Fortune 500 companies, mid-sized and small companies, corporate management personnel and retail customers.

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

For the three and six months ended August 3, 1996 and July 29, 1995, respectively, retail sales, direct mail sales, and wholesale distribution sales (net product sales -- which exclude fees, royalties and other income), account for the following percentages of the Company's net product sales:

                       FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                        August 3,       July 29,      August 3,     July 29,
                          1996            1995         1996           1995

      Retail               35%             33%           33%           32%
      Direct mail          49%             49%           51%           50%
   Wholesale distribution* 16%             18%           16%           18%

      *Includes sales to franchisees.

Percentages for the three and six months ended August 3, 1996 do not differ materially from the same periods in the prior year.
The gross profit margins for retail sales attributable to Company-owned stores are less than gross profit margins for Direct Mail sales due to shipping costs associated with the retail inventory,as well as differences in the product mix between the two channels. The gross profit margin for wholesale distributors and sales to franchisees are lower than Retail or Direct Marketing, since these sales are made at a discount from retail prices.

RESULTS OF OPERATIONS

QUARTER ENDED AUGUST 3, 1996 COMPARED TO QUARTER ENDED JULY 29, 1995

Net product sales for the quarter ended August 3, 1996 increased 17.5% to $11,529,000 compared to $9,817,000 for the three months ended July 29, 1995. Of the $1,712,000 net product sales increase, approximately one-half of the increase is attributable to Direct Marketing sales and the balance of the increase is attributable to Retail sales. Same store sales increased by 8.2% or $244,000 for the three months ended August 3, 1996, when compared to the same time period in the prior year. The number of direct mail pieces mailed in the three months ended August 3, 1996 increased to approximately 3 million from
2.8 million pieces mailed for the same period in the prior year.

Cost of sales as a percentage of net sales was 43.5% for the three months ended August 3, 1996 compared to 42.4% for the same three-month period ended in the prior year. The increase in the cost of goods sold percentage from 1996 to the prior year is primarily the result of an increase in licensed product sales and planned discount sales programs in retail stores and through a special closeout catalog of discontinued product issued during the quarter.
Licensed product sales, those for which a fee and a royalty is paid to a celebrity or creator, have risen substantially over the prior year.

Operating expenses for  the  quarter  were  68%  of  net  product  sales  which
represents   an   improvement  over  the  72%  operating  expenses  which  were experienced in the same quarter during the prior year.

Interest expense increased from $194,000 for the quarter ended July 29, 1995 to $404,000 for the quarter ended August 3, 1996, an increase of $210,000. This increase reflects additional borrowings which have occurred subsequent to the quarter ending July 29, 1995.

The Company's effective income tax rate was 39% for the quarter ended August 3, 1996. The Company recorded a tax benefit associated with the loss before taxes of $1,390,000.

The net loss of $808,000 for the quarter ended August 3, 1996 compares to a net loss of $1,294,000 for the quarter ended July 29, 1995, an improvement of $486,000. As a percentage of sales, net loss decreased from (13.2%) for the quarter ended July 29, 1995 to (7%) for the quarter ended August 3, 1996.

SIX MONTHS ENDED AUGUST 3, 1996 COMPARED TO THE SIX MONTHS ENDED JULY 29, 1995

Net product sales for the six months ended August 3, 1996 increased 13.0% to $23,138,000 compared to $20,479,000 for the six months ended August 3, 1996. Of the $2,659,000 net product sales increase, approximately 60% of the increase is attributable to Direct Marketing sales and the balance of the increase is attributable to Retail sales. Same store sales increased by 2.3% or $137,000 for the six months ended August 3, 1996, when compared to the same time period in the prior year. As of August 3, 1996, the Company operated 56 Retail locations compared to 55 locations as of July 29, 1995. As of August 3, 1996 and July 29, 1995, the Company had 42 Franchise locations. The number of direct mail pieces mailed was approximately the same (7.1 million) for the six-month periods ending August 3, 1996 and July 29, 1995.

Cost of sales as a percentage of net sales was 41.3% for the six months ended August 3, 1996 compared to 52.9% for the same six-month period ended in the prior year. The prior years cost of goods sold reflects inefficiencies which resulted from a fulfillment system failure and other problems which occurred during and after the Company's peak selling season. Significant improvements have been made in manufacturing processes, as well as streamlining the Company's order fulfillment system. Operating expenses for the six months ended were 68.8% of net product sales which represents a significant improvement over the 81.5% operating expenses which were experienced in the same six-month period during the prior year.

Interest expense increased from $483,000 for the six months ended July 29, 1995 to $845,000 for the six months ended August 3, 1996, an increase of $362,000. This increase reflects additional borrowings which have occurred subsequent to the six months ended July 29, 1995.

The Company's effective income tax rate was 39% for the six months ended August 3, 1996. The Company recorded a tax benefit associated with the loss before taxes of $2,767,000.

The net loss of $1,646,000 for the six months ended August 3, 1996 compares to a net loss of $7,183,000 for the six months ended July 29, 1995, an improvement of $5,537,000. As a percentage of sales, net loss decreased from (35.1%) for the six months ended July 29, 1995 to (7.1%) for the quarter ended August 3, 1996.

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

The Company's net working capital decreased from $8,384,262 on February 3, 1996, to ($2,442,938) on August 3, 1996. The current ratio decreased from 1.84:1 on February 3, 1996 to .87:1 on August 3, 1996. The decrease in working capital is due almost entirely to the increase in the current portion of long-term debt. Excluding the current portion of long-term debt from the net working calculation results in only a modest increase between the two periods.

The Company's net property and equipment remained relatively even with February 3, 1996, increasing 1.6% to $10,365,565 at August 3, 1996. The Company has no major capital commitment as of August 3, 1996.



                   PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations. As previously reported, the Company is a defendant in a lawsuit filed by Cullman Ventures, Inc. involving the use of the names and trademarks Success and Successories on dated calendar products. The Company believes the complaint is without merit and is vigorously defending the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) Celex Group, Inc.'s 1996 Annual Meeting of Shareholders was held on July 30, 1996. Of the shares outstanding as of the record date, 4,544,337 shares were present at the meeting or represented by proxies, representing approximately 86.5% of the total votes eligible to be cast.

      (b) At the Annual Meeting of Shareholders, the shareholders took the following actions:

            (i) Each of the following persons was elected by the vote indicated to serve as a Class I director of the Company until the 1999 Annual Meeting of Shareholders or until his successor is elected and qualified:

                        NAME                 FOR         AGAINST  WITHHELD

                        Seamas T. Coyle       4,471,979       0     72,358
                        Timothy C. Dillon     4,472,842       0     71,495
                        Steven B. Larrick     4,472,181       0     72,156
                        Guy E. Snyder         4,471,979       0     72,358

            (ii) A proposal to amend and restate the Company's Stock Option Plan was approved with 2,341,965 shares voted in favor of, and 615,563 shares voted against, such amendment and restatement. 33,678 shares abstained from voting.

            (iii) A  proposal  to amend the Company's Articles of Incorporation to change the Company's name to Successories, Inc. was approved with 4,539,378 shares voted in favor of, and 3,604 shares voted against, such amendment. 1,355 shares abstained from voting.

            (iv) The appointment by the Board of Directors of Price Waterhouse LLP as independent accountants for the fiscal year ending February 1, 1997 was ratified. 4,280,272 shares were voted in favor of, and 227,837 shares were voted against, such ratification. 36,228 shares abstained from voting.

ITEM 5. OTHER INFORMATION

On July 30, 1996, the Company announced that it had signed a Letter of Intent to purchase British Links Golf Classics, Inc. British Links Golf Classics, Inc. is a Dallas, Texas-based catalog company which sells golf wall decor and high-end golf gifts. The purchase price for British Links is $1,100,000 and will be comprised of a combination of cash, Successories stock and promissory notes.

ITEM 6. EXHIBITS AND REPORTING ON FORM 8-K

No reports on Form 8-K have been filed during the quarter ended August 3, 1996. The Exhibits filed as a part of this report are listed below.

See Index to Exhibits on Page 16, immediately following the Signature page.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SUCCESSORIES, INC.
                        (Registrant)


Date: 9/16/96                 By:

                              James M. Beltrame
                              President, Chief Operating Officer and Director (Principal Executive Officer)


Date: 9/16/96                  By:

                               M. Andrew King
                               Chief Financial Officer
                               (Principal Financial Officer)


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SUCCESSORIES, INC.
                        (Registrant)


Date:     9/16/96      By:     /S/ JAMES M. BELTRAME
                              James M. Beltrame
                              President, Chief Operating Officer and Director (Principal Executive Officer)


Date:     9/16/96      By:     /S/ M. ANDREW KING
                               M. Andrew King
                               Chief Financial Officer
                               (Principal Financial Officer)



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

10.16 Common Stock Option Agreement granted to James M. Beltrame and Incentive Stock Option Agreement granted to James M. Beltrame (9)

10.17 Third Amendment to the Credit Agreement between the Company and NBD Bank dated as of May 2, 1996 (9)

10.18 Employment Agreement with Arnold M. Anderson dated March 1, 1996 (filed herewith)

10.19 Employment Agreement with James M. Beltrame dated June 1, 1996 (filed herewith)

10.20 Employment Agreement with Michael H. McKee dated June 1, 1996 (filed herewith)

10.21 Common Stock Option Agreement granted to James M. Beltrame dated June 17, 1996 (filed herewith)

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