Form 10-Q
period 1996-11-02
CELEX GROUP INC
filed 1996-12-19
CIK 911323

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 2, 1996

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                      CLASS              OUTSTANDING AS OF DECEMBER 2, 1996
        Common stock, $0.01 par value                 5,432,388


                                    INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION                               PAGE NUMBER

            Item 1. Financial Statements

                  Consolidated Balance Sheets ...............       3

                  Consolidated Income Statements ...........        4

                  Consolidated Statement of Changes in
                  Stockholders' Equity......................        5

                  Consolidated Statements of Cash Flows......       6

                  Notes to Consolidated Financial Statements..      7

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations   10

PART II. OTHER INFORMATION

            Item 1. Legal Proceedings .........................      13

            Item 6. Exhibits and Reports on Form 8-K ..........      13

            Signatures.........................................      14

            Index to Exhibits..................................      15

                 PART  I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SUCCESSORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                          November 2,            February 3,
ASSETS                                      1996                     1996
Current assets:
   Cash                                     $550,000              $1,230,000
   Accounts and notes receivable,
   net of reserve of $408,000 and $500,000 4,806,000               3,296,000
   Inventory, net                          9,971,000               9,088,000
   Prepaid catalog expenses                2,562,000               3,725,000
   Other prepaid expenses                  1,321,000               1,067,000
Total current assets                      19,210,000              18,406,000

Property & equipment, net of accumulated
depreciation of $5,093,000 and $3,827,000 10,009,000              10,615,000
Notes receivable, net                        286,000                 471,000
Deposits                                     373,000                 173,000
Deferred income taxes                      2,732,000               1,600,000
Intangibles & other assets, net of
accumulated amortization of $1,079,000
and $925,000                               2,137,000                  901,000

TOTAL ASSETS                             $34,747,000              $32,166,000

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt       $6,700,000              $1,882,000
   Accounts payable                         5,885,000               6,652,000
   Accrued expenses                         1,449,000               1,488,000
Total current liabilities                  14,034,000              10,022,000

Long-term debt                              6,422,000               8,528,000

Total liabilities                          20,456,000              18,550,000

Minority interest in consolidated
subsidiaries                                  455,000                 583,000

Stockholders' equity:
   Preferred stock $100 par - 400 shares authorized;
   372 shares issued and outstanding            37,000                 0
   Common stock $.01 par - 20,000,000 shares
      authorized; 5,348,000 and 5,208,000 shares
      issued and outstanding, respectively      53,000                  52,000
   Common stock warrants                       370,000                 370,000
   Additional paid-in capital               18,509,000              16,301,000
   Accumulated deficit                      (5,104,000)             (3,481,000)
Foreign currency translation adjustment        (29,000)               (208,000)

Total stockholders' equity                   13,836,000              13,034,000

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $34,747,000              $32,166,000

         The accompanying notes are an integral part of this statement.



                        SUCCESSORIES, INC.
                   CONSOLIDATED INCOME STATEMENTS
                            (UNAUDITED)


                          FOR THE THREE MONTHS ENDED* FOR THE NINE MONTHS ENDED*
                            November 2,  October 28,  November 2, October 28,
                              1996          1995         1996        1995

Net product sales           $14,224,000   $10,815,000  $37,359,000 $31,294,000
Cost of goods sold            6,402,000     4,431,000   15,966,000  15,258,000
Gross profit on product       7,822,000     6,384,000   21,393,000  16,036,000

Fees, royalties & other income  346,000       225,000      767,000     630,000

Gross margin                  8,168,000     6,609,000   22,160,000   6,666,000

Operating expenses            7,706,000     6,906,000   23,632,000   23,588,000

Income (loss) from operations   462,000      (297,000)  (1,472,000)  (6,922,000)

Other income (expense):
 Minority interest in
 subsidiaries                   (37,000)      (38,000)     (71,000)     (31,000)
 Interest income                  2,000         5,000       14,000       27,000
 Interest expense              (399,000)     (266,000)  (1,236,000)    (749,000)
 Other income (expense)          (3,000)            0       22,000     (104,000)

Total other income (expense)   (437,000)      (299,000)  (1,271,000)   (857,000)

Income (loss) before income
taxes                            25,000       (596,000)  (2,743,000) (7,779,000)

Income tax expense (benefit)          0              0   (1,120,000)         0

Net income (loss)               $25,000      ($596,000)($1,623,000) ($7,779,000)

Earnings (loss) per common and
  common equivalent share         $0.005         ($0.12)     ($0.31)     ($1.52)

Weighted average number of common
  and common equivalent shares
  outstanding                  5,274,000       5,126,000    5,240,000  5,126,000



*NOTE: The Company converted to a 4-5-4-week reporting basis for the nine -month fiscal period ending February 3, 1996. Therefore, for 1996 the quarter represents 13 weeks, and the nine-month period represents 39 weeks. In 1995, the quarter represents 13 weeks and the nine-month period represents 38 weeks and four days.




         The accompanying notes are an integral part of this statement.




                           SUCCESSORIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Unaudited)



                                                      Foreign
                                   Additional        Currency         Total
       Preferred Stock Common Stock Paid-In  RetainedTranslation   Stockholders
        SHARES AMOUNT SHARES AMOUNT CAPITAL (DEFICIT)ADJUSTMENTWARRANTSEquity

Balance
at February
3,1996
0    0   5,208,000$52,000$16,301,000($3,481,000)($208,000)$370,000$13,034,000

Net loss
for period                             (1,623,000)                  (1,623,000)

Foreign currency translation
adjustment                                           179,000            179,000

Preferred Stock Transactions:
 Sales of preferred
 stocks 400 40,000             1,493,000                              1,533,000
 Conversion into common
 shares (28) (3,000)             (77,000)                              (80,000)

Common stock transactions:
 Sales of
common shares 124,000 1,000      683,000                               684,000
  Conversion of preferred
  shares       16,000     0      109,000                               109,000

Balance at
November
2,
1996
372 $37,0005,348,000$53,000$18,509,000($5,104,000)($29,000)$370,000$13,836,000





         The accompanying notes are an integral part of this statement.
                              SUCCESSORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 FOR THE NINE MONTHS ENDED
                                                 November 2,  October  28,
                                                     1996         1995

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net loss                                          ($1,623,000) ($7,779,000)

Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization expense            1,596,000    1,465,000
   Deferred income taxes                           (1,132,000)    (812,000)
                                                   (1,159,000)  (7,126,000)
Changes in operating assets and liabilities:
   Accounts and notes receivable                   (1,510,000)   2,734,000
   Inventories                                       (883,000)   1,826,000
   Prepaid catalog expense                          1,163,000       (7,000)
   Other prepaid expenses                            (253,000)           0
   Accounts payable                                  (767,000)    (948,000)
   Accrued expenses                                   (35,000)   2,271,000
   Other                                             (118,000)     118,000
Net cash used in operating activities              (3,562,000)  (1,132,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash paid in acquisitions                     (200,000)    (126,000)
   Purchase of property and equipment                (660,000)  (1,930,000)
Net cash used in investing activities                (860,000)  (2,056,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuing common stock, net            160,000      226,000
   Proceeds from issuing preferred stock, net       1,532,000
   Proceeds from exercise of stock options
   and warrants                                             0      157,000
   Proceeds from debt borrowings                     2,500,000    4,626,000
   Repayment of debt                                  (450,000)  (1,480,000)
Net cash provided by financing activities            3,741,000    3,529,000

NET INCREASE (DECREASE) IN CASH                       (679,000)     341,000

Cash at beginning of year                             1,229,000   1,603,000

Cash at end of period                               $   550,000  $1,944,000

Supplemental disclosure of cash flow information:

      Interest paid                                    $798,000    $639,000

      Taxes paid                                        $11,000     $97,000

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

EARNINGS (LOSS) PER COMMON SHARE - Earnings (loss) per common and common equivalent shares are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period presented, including common share equivalents arising from the assumed exercise of stock options and warrants using the treasury stock method. For the quarter and nine months ended November 2, 1996 and October 28, 1995, common stock equivalents have been excluded from the calculation of earnings per share as the effect of inclusion is anti-dilutive.

PREPAID CATALOG EXPENSES/ADVERTISING - Effective May 1, 1995, the Company adopted SOP 93-7, "Reporting on Advertising Costs," which outlines the accounting for direct marketing advertising costs. The Company expenses the production costs of advertising as it occurs, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit.

Direct-response  advertising  consists  primarily of catalogs for the Company's
products.   The capitalized costs of the advertising  are  amortized  over  the twelve-month period following the date the catalog was mailed.

CHANGE IN REPORTING PERIOD AND YEAR END - Effective May 1, 1995, the Company changed its reporting periods to a 4-5-4 week format, a more traditional retail approach to reporting results. As a result, the financial results for the quarter and nine-month period of the current year reflect 13 weeks and 39 weeks of activity, respectively, while the financial results for the quarter and nine-month period of the prior year reflect 13 weeks, and 38 weeks and four days of activity, respectively.

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


NOTE 3 - INVENTORIES:


                                    NOVEMBER 2, 1996        FEBRUARY 3, 1996

      Finished goods                   $ 4,874,000              $ 5,705,000
      Raw materials                      5,297,000                3,534,000
                                        10,171,000                9,239,000

      Less-Reserve for obsolescence       (200,000)                (151,000)
      Total                            $ 9,971,000              $ 9,088,000

NOTE 4 - DEBT:

At November 2, 1996 and February 3, 1996, the Company's notes payable were as follows:

                                      NOVEMBER 2, 1996       FEBRUARY 3, 1996
     Line of credit facility:
            Term loan                     $ 8,550,000           $ 9,000,000
            Revolving credit loan           2,500,000                 --

      Subordinated Notes (unsecured),
      less discount of $30,837 and
      $308,334, respectively                1,469,000             1,192,000

      Notes Payable (Unsecured)               400,000                 --

      Capital lease obligations               144,000               183,000

      Other                                    59,000                35,000
              Subtotal                     13,122,000            10,410,000

      Less - Current portion               (6,700,000)           (1,882,000)
      Total Long-term debt                 $6,422,000            $8,528,000



On February 7, 1996, the Credit Agreement was amended to reestablish borrowing capabilities through May 1, 1997 under the Revolving Loan to the lesser of (a) 75% of eligible receivables and 15% of eligible inventory, or (b) $2,500,000. Two officers of the Company severally guaranteed borrowings under the loan up to an aggregate amount of $1,000,000. On February 13, 1996, the Company borrowed $2,500,000 under the amended Credit Agreement.

The bank further agreed to extend the maturity date of borrowing capability under both the Term Loan and Revolving Loan to May 1, 1997.

Under   the   Credit   Agreement,  as  amended,  among  other  things,   future
indebtedness, dividends and capital expenditures are restricted.

Subsequent to November 2, 1996, the Company agreed to pay down $4,000,000 on the $8,475,000 term loan . The Company's revolving loan was also increased to $4,000,000. The fee for the refinancing is one-half percentage point. The interest rate on the new term loan and new revolving loan will be prime plus one percent. The maturity date on the credit facility will be May
1, 1998.


NOTE 5 - INCOME TAXES:

At February 3, 1996 and November 2, 1996, the net deferred assets were $1,600,000 and $2,732,139, respectively. For the nine months ended November 2, 1996, net deferred assets were increased by the current year's net tax benefit.


NOTE 6 - ACQUISITION OF BRITISH LINKS:

The Company purchased British Links Golf Classics, Inc. on October 1, 1996 for $1,100,000 which is comprised of a combination of cash, Successories stock and promissory notes. The promissory notes issued by the Company are subordinate to the bank notes.

British Links Golf Classics, Inc. is a Dallas, Texas-based catalog company which sells golf wall decor and high-end golf gifts.

NOTE 7 - PREFERRED STOCK:

In September, 1996, the Company issued 400 shares of Series A Cumulative Convertible Preferred stock with a liquidation preference of $5,000 per share and a par value of $100 per share.

The Series A Cumulative Convertible Preferred stock is convertible into Common stock based on the following conversion rights: (1) one-third (133) of the Series A shares shall be convertible commencing October 29, 1996; (2) one-third (133) of the Series A shares shall be convertible commencing November 28, 1996; (3) one-third (134) of the Series A shares shall be convertible commencing December 28, 1996.

For the nine months ended November 2, 1996, 28 shares of Series A Cumulative Convertible Preferred stock has been converted into Common stock.

NOTE 8 - CONTRACTS:

In the aggregate, the Company has four employment agreements requiring minimum annual payments. The employment agreements extend from March, 1996 through October, 1999.

NOTE 9 - LEASE:

The Company signed a build-to-suit lease agreement with a 12-year term for a new facility. The minimum annual lease payments for the next five years would be approximately $721,000 and, thereafter, approximately $839,000 annually for the next seven years.

Any renewal options would be concluded at market rates negotiated at the time of renewal.

NOTE 10 - STOCK OPTION PLAN:

On July 30, 1996 the shareholders approved amendments to the Stock Option Plan as follows: (1) increase the number of shares of Common stock that may be issued thereunder from 950,000 to 1,450,000; (2) provide that non-qualified options to purchase four thousand (4,000) shares of Common stock be granted automatically to each person serving as a non-employee director immediately following each Annual Meeting of shareholders.









ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company designs, manufactures and markets a diverse range of proprietary business and personal motivational and self-improvement products, including wall decor, desk decor, books, audio tapes, video tapes, personalized gifts and awards. The Company sells its products through three primary distribution channels: direct marketing, retail stores and wholesale. The Company's products are marketed to a wide range of customers and clients, including Fortune 500 companies, mid-sized and small companies, corporate management personnel and retail customers.

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

For the three and nine months ended November 2, 1996 and October 28, 1995, respectively, retail sales, direct mail sales, and wholesale distribution sales (net product sales -- which exclude fees, royalties and other income), account for the following percentages of the Company's net product sales:

              FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
              November 2,     October 28,           November 2,   October 28,
                 1996             1995                   1996          1995

    Retail        28%              29%                    31%           32%
    Direct
    marketing     45%              48%                    50%           49%
    Wholesale
    distribution* 27%              23%                    19%           19%

      *Includes sales to franchisees.

Percentages for the three and nine months ended November 2, 1996 do not differ materially from the same periods in the prior year.

The gross profit margins for retail sales attributable to Company-owned stores are less than gross profit margins for Direct Marketing sales due to shipping costs associated with the retail inventory, as well as differences in the product mix between the two channels. The gross profit margin for wholesale distributors and sales to franchisees are lower than Retail or Direct Marketing, since these sales are made at a discount from retail prices.

RESULTS OF OPERATIONS

QUARTER ENDED NOVEMBER 2, 1996 COMPARED TO QUARTER ENDED OCTOBER 28, 1995

Net product sales for the quarter ended November 2, 1996 increased 31.5% to $14,224,000 compared to $10,815,000 for the three months ended October 28, 1995. Of the $3,409,000 net product sales increase, more than 40% of the increase is from wholesale sales, with Direct Marketing showing an increase of over 30% with the balance of the increase attributable to Retail sales. Same store sales increased by 14.9% or $416,000 for the three months ended November 2, 1996, when compared to the same time period in the prior year.

Cost of goods sold as a percentage of net sales was 45% for the three months ended November 2, 1996 compared to 41.0% for the same three-month period ended
in the prior  year.   The  increase in the cost of goods  sold  percentage
from 1996 compared to the prior year is primarily the result of an increase in wholesale sales which have a lower gross profit margin and therefore lower the overall composite gross profit.

Operating expenses for the quarter were 54% of net product sales which represents a significant improvement over the 64% operating expenses which were experienced in the same quarter during the prior year. This percentage change reflects the leveraging of certain expenses, such as advertising and facility costs, against greater sales.

Interest expense increased from $266,000 for the quarter ended October 28, 1995 to $399,000 for the quarter ended November 2, 1996, an increase of $133,000. This increase reflects additional borrowings which have occurred subsequent to the quarter ending October 28, 1995.

The net income of $25,000 for the quarter ended November 2, 1996 compares to a net loss of ($596,000) for the quarter ended October 28, 1995, an improvement of $621,000. As a percentage of sales, net loss decreased from (5.5%) for the quarter ended October 28, 1995 to a net income of 0.2% for the quarter ended November 2, 1996.

NINE MONTHS ENDED NOVEMBER 2, 1996 COMPARED TO THE NINE MONTHS ENDED OCTOBER 28, 1995

Net product sales for the nine months ended November 2, 1996 increased 19% to $37,358,000 compared to $31,294,000 for the nine months ended October 28, 1995. Of the $6,064,000 of net product sales increase, approximately 43% and 34% of the increase is attributable to Direct Marketing and Retail sales, respectively. The balance of the increase is attributable to Wholesale sales. Same store sales increased by 2.3% or $137,000 for the nine months ended November 2, 1996, when compared to the same time period in the prior year. As of November 2, 1996, the Company operated 55 Retail locations compared to 53 locations as of October 28, 1995. As of November 2, 1996 and October 28, 1995, the Company had 44 and 42 Franchise locations, respectively.

Cost of goods sold as a percentage of net sales was 43% for the nine months ended November 2, 1996 compared to 49% for the same nine-month period ended in the prior year. The prior years cost of goods sold reflects inefficiencies which resulted from a fulfillment system failure and other problems which occurred during and after the Company's peak selling season.

Significant improvements have been made in manufacturing processes, as well as streamlining the Company's order fulfillment system. Operating expenses for the nine months ended were 63% of net product sales which represents a significant improvement over the 75% operating expenses which were experienced in the same nine-month period during the prior year. This percentage change is attributable to the leveraging of certain expenses, such as advertising and facility costs, against greater sales.

Interest expense increased from $749,000 for the nine months ended October 28, 1995 to $1,236,000 for the nine months ended November 2, 1996, an increase of $487,000. This increase reflects additional borrowings which have occurred subsequent to the nine months ended October 28, 1995.

The Company's effective income tax rate was 39% for the nine months ended November 2, 1996. The Company recorded a tax benefit associated with the loss before taxes of $2,743,000.

The net loss of ($1,623,000) for the nine months ended November 2, 1996 compares to a net loss of ($7,779,000) for the nine months ended October 28, 1995, an improvement of $6,156,000. As a percentage of sales, net loss decreased from (24.9%) for the nine months ended October 28, 1995 to (4.3%) for the nine months ended November 2, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from operations, supplemented by the Company's revolving credit facility to fund its principal cash requirements. Subsequent to November 2,1996 the Company sold convertible preferred stock for $5,000,000 and used $4,000,000 of the proceeds to pay down its term loan.

The Company paid $200,000 in cash for the acquisition  of  British  Links  Golf
Classics,  Inc.   See  Note  6  to  the  Notes  to  the  Consolidated Financial
Statements.

The Company received net proceeds of $1,532,000 for issuance of 400 shares of Series A Cumulative Convertible Preferred Stock. The proceeds were used for general working capital purposes. See Note 7 to the Notes to the Consolidated Financial Statements.

On December 17, 1996, the Company entered into amendments to its credit facility which extend the maturity until May 1, 1998, increases the Company's revolving line of credit to $4,000,000, reduces the Company's term loan to $4,475,000 and eliminates the personal guarantees of the Comapny's officers. See Note 4 to the Notes to the Consolidated Financial Statements.

On December 17, 1996, the Company entered into an agreement to sell convertible preferred stock for $5,000,000.

The Company's net working capital decreased from $8,384,262 on February 3, 1996, to $5,213,340 on November 2, 1996. The current ratio decreased from 1:84:1 on February 3, 1996 to 1:37:1 on November 2, 1996. The decrease in working capital is due almost entirely to the increase in the current portion of long-term debt. Excluding the current portion of long-term debt from the net working calculation results in only a modest increase between the two periods.

The Company's net property and equipment remained relatively even with February 3, 1996, decreasing 5.7% to $10,009,303 at November 2, 1996. The Company has no major capital commitment as of November 2, 1996.





                   PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations. As previously reported, the Company is a defendant in a lawsuit filed by Culman Ventures, Inc. involving the use of the names and trademarks Success and Successories on dated calendar products. The Company believes the complaint is without merit and is vigorously defending the action.

ITEM 2. CHANGES IN SECURITIES

On Setember 16, 1996, the Company issued 400 shares of Series A Cumulative Convertible Preferred Stock in an off-shore transaction to a non-U.S. person pursuant to Regulation S under the United States Securities Act of 1933, as amended. Regulation S is a safe harbor exemption from registration under the Securities Act for sales of securities that occur outside the U.S. See Note 7 to the Notes to the Consolidated Financial Statements.

On December 17, 1996, the Company issued 1,212 shares of Series B Cumulative Convertible Preferred Stock in a transaction exempt from registration pursuant to Regulation D under the Securities Act. Each share has a liquidation preference of $5,000 and a par value of $100 per share.

The Series B Cumulative Convertible Preferred Stock is convertible into common stock as follows:

          (i) 50% of the shares are convertible on the 61st day following the closing of the transaction;
          (ii) 100% of the shares are convertible on the 91st day following the closing of the transaction.

The convertible preferred shares are entitled to a dividend at the rate of 4.95% per annum.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

See Index to Exhibits on Page 15, immediately following the Signature page.

The Company filed a Current Report on Form 8-K dated October 18, 1996 announcing that it had dismissed Price Waterhouse LLP as its independent accountants and that it had engaged Arthur Andersen LLP as its new independent accountants.
                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SUCCESSORIES, INC.
                        (Registrant)


Date:                               12/16/96                                By:

                                James M. Beltrame
                                President, Chief Operating Officer and Director (Principal Executive Officer)


Date:                               12/16/96                                By:

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


                        SUCCESSORIES, INC.
                        (Registrant)


Date:     12/16/96      By:     /S/ JAMES M. BELTRAME
                               James M. Beltrame
                               President, Chief Operating Officer and Director (Principal Executive Officer)


Date:     12/16/96      By:     /S/ M. ANDREW KING
                                M. Andrew King
                                Chief Financial Officer
                                (Principal Financial Officer)




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

10.16 Common Stock Option Agreement granted to James M. Beltrame and Incentive Stock Option Agreement granted to James M. Beltrame (9)

10.17 Third Amendment to the Credit Agreement between the Company and NBD Bank dated as of May 2, 1996 (9)

10.18       Employment Agreement with Arnold M. Anderson dated  March  1,  1996
            (10)

10.19       Employment  Agreement  with  James  M.  Beltrame dated June 1, 1996
            (10)

10.20       Employment  Agreement  with Michael H. McKee  dated  June  1,  1996
            (10)

10.21 Common Stock Option Agreement granted to James M. Beltrame dated June 17, 1996(10)

10.22 Agreement and Plan of Merger among Successories, Inc., British Links Acquistion Corp., British Links Golf Classics, Inc., David
            J. Houston and Michael McArthur dated October 1, 1996(filed herewith)

10.23 Regulation S Securities Subscription Agreement between Successories, Inc. and Seacrest Capital Limited and Fairway Capital Limited dated September 16, 1996(filed herewith)

21.1        Subsidiaries (4)



_____________________________


(1) Previously filed with Registration Statement on Form SB-2, No. 33-76530C filed on August 17, 1993, and incorporated herein by reference.
(2) Previously filed with Amendment Number 1 to the Registration Statement of Form SB-2, No. 33-67530C filed on September 24, 1993, and incorporated herein by reference.
(3) Previously filed with Post-effective Amendment Number 1 to the Registration Statement of Form SB-2, No. 33-67530C filed on January 19, 1994, and incorporated herein by reference.
(4) Previously filed with the Annual Report on Form 10-K for the year ended April 30, 1994 and incorporated herein by reference.
(5) Previously filed with the Company's Form 10-Q/A-1 for the quarter ended July 31, 1995 and incorporated herein by reference.
(6) Previously filed with the Company's Form 8-K on June 7, 1995 reporting Date of Event May 26, 1995, and incorporated herein by reference.
(7) Previously filed with the Annual Report on Form 10-K for the year ended April 30, 1995, and incorporated herein by reference.
(8) Previously filed with the Company's Form 10-Q for the quarter ended October 28, 1995, and incorporated herein by reference.
(9) Previously filed with the Company's Annual Report on Form 10-K for the year ended February 3, 1996, and incorporated herein by reference.
(10) Previously filed with the Company's Form 10-Q for the quarter ended August 3, 1996 and incorporated herein by reference.