Form 10-K/A
period 1996-02-03
CELEX GROUP INC
filed 1997-02-19
CIK 911323

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K/A

(Mark one)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from May 1, 1995 to February 3, 1996

Commission File Number:  0-22834

                               SUCCESSORIES, INC.
                     (FORMERLY KNOWN AS CELEX GROUP, INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                ILLINOIS                                  36-3760230
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

           919 SPRINGER DRIVE                                60148
           LOMBARD, ILLINOIS                              (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including area code:  (708) 953-8440
         Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                                  ON WHICH REGISTERED
  -------------------                                  -------------------
         None                                                None

          Securities registered pursuant to Section 12(g) of the Act:
                          $.01 par value Common Stock
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X          No
                                            -----           -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

         The aggregate market value of the $.01 par value Common Stock, held by non-affiliates of the registrant on April 29, 1996, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $8 5/8.

         Registrant had 5,208,452 shares of $.01 par value Common Stock, outstanding as of April 15, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.
================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

         The Company designs, manufactures and markets a diverse range of proprietary business and personal motivational and self-improvement products including books, tapes, personalized gifts and awards as well as the Successories and Celebrating Excellence line of wall decor, gifts, books and apparel. The Company's products are designed to promote business themes such as teamwork, goals, quality and leadership. Although these products are marketed primarily through two distribution channels: direct marketing and retail stores, sales are also made to wholesalers. The Company's products are marketed to a wide range of customers and clients including Fortune 500 companies, mid-sized and small companies, corporate management personnel and retail customers.

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

         For the nine months ended February 3, 1996, and the twelve months ended April 30, 1995 and 1994, retail sales, direct mail sales and wholesale distribution sales (net product sales -- which exclude fees, royalties and other income) accounted for the following percentages of the Company's net product sales:

                                   For the 9 Months Ended                  For the 12 Months Ended
                                      February 3, 1996             April 30, 1995          April 30, 1994
                                -----------------------------      --------------          --------------
 Retail*                                     49%                         49%                     49%
 Direct Mail                                 49%                         49%                     49%
 Wholesale Distribution                       2%                          2%                      2%

---------------
*Includes sales to franchisees

         Percentages for the nine months ended January 31, 1995 do not materially differ from the percentages for the time periods provided.

         The gross profit margins for retail sales attributable to Company-owned stores and for direct marketing sales are approximately equal. The gross profit margin for wholesale sales and sales to franchisees is lower, since these sales are made primarily at a significant discount from retail price.

         During the fiscal year ended April 30, 1994, the Company repurchased franchise development territories from a number of franchisees. At the inception of the Company's franchise program, the Successories retail store concept was in the initial stages and the Company had not fully developed its plans for the expansion of its retail system. The Company initially sold franchise development territories to individual franchisees, granting each franchisee the right to develop multiple retail locations in a cluster within the defined territory. As this program progressed, however, the existing franchisees were either unwilling or unable to develop an acceptable number of retail locations within their respective territories in the time frame required to take maximum advantage of the opportunity for available retail locations.
As a result, the Company initiated a program to repurchase the existing franchise development territories that were perceived as being underdeveloped and implemented an ongoing strategy to offer franchises predominantly in areas that would not support the development of multiple retail locations. During fiscal 1995, the Company completed the repurchase of those major metropolitan areas that were perceived as being underdeveloped, including Atlanta, Georgia; Los Angeles, California; and Denver, Colorado. The Company's franchise agreements do not provide a repurchase option and the Company does not expect a continuing pattern of such repurchases in the future, because the Company believes that the areas subject to franchise development territory agreements that remain in effect are being adequately developed so as not to require any immediate additional repurchase efforts.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net product sales and the percentage change versus the prior period for each line item presented, as taken from the Company's Consolidated Statements of Operations. The reader should note that the nine months ended February 3, 1996, are being compared to the unaudited results for the nine months ended January 31, 1995 (dollars in thousands):

                                                        Nine Months Ended              Favorable (Unfavorable)
                                           -------------------------------------------
                                             February 3, 1996      January 31, 1995         1996 vs. 1995
                                           --------------------  ---------------------  ----------------------
                                              Amount       %       Amount        %         Amount        %
                                              ------      ---      ------       ---        ------       ---
 Net product sales . . . . . . . . . . .    $ 35,483     100.0     $  32,147    100.0      $  3,336      10.4
 Cost of goods sold  . . . . . . . . . .      13,309      37.5        14,193     44.2           884       6.2
                                            --------     -----     ---------    -----      --------     -----
 Gross profit on product . . . . . . . .      22,174      62.5        17,954     55.8         4,220      23.5
 Fees, royalties & other income  . . . .         741       2.1         1,143      3.6          (402)    (35.2)
                                            --------     -----     ---------    -----      --------     -----
 Gross margin  . . . . . . . . . . . . .      22,915      64.6        19,097     59.4         3,818      20.0
 Operating expenses  . . . . . . . . . .      22,724      64.0        20,478     63.7        (2,246)    (11.0)
                                            --------     -----     ---------    -----      --------     -----
 Income (loss) from operations . . . . .         191       0.5        (1,381)    (4.3)        1,571     113.8
 Other income (expense) net  . . . . . .        (879)     (2.5)         (475)    (1.5)         (404)    (85.1)
                                            --------     -----     ---------    -----      --------     -----
 Income before income taxes  . . . . . .        (688)     (1.9)       (1,856)    (5.8)        1,168      62.9
 Income tax expense (benefit)  . . . . .      (1,388)     (3.9)            0      0.0         1,388       N/A
                                            --------     -----     ---------    -----      --------     -----
 Net income (loss) . . . . . . . . . . .   $     700       2.0     $  (1,856)    (5.8)     $  2,556    (137.7)
                                           =========     =====     =========    =====      ========     =====

                                                       Twelve Months Ended
                                           -------------------------------------------  Favorable (Unfavorable)
                                              April 30, 1995        April 30, 1994          1995 vs. 1994
                                           --------------------  ---------------------  ----------------------
                                              Amount       %       Amount        %         Amount        %
                                              ------      ---      ------       ---        ------       ---
 Net product sales . . . . . . . . . . .   $  42,809     100.0     $28,594    100.0       $14,215     49.7
 Cost of goods sold  . . . . . . . . . .      20,748      48.5       9,396     32.9       (11,352)   120.8
                                           ---------     -----     -------    -----       -------    -----
 Gross profit on product . . . . . . . .      22,061      51.5      19,198     67.1         2,863     14.9
 Fees, royalties & other income  . . . .       1,340       3.1       1,191      4.2          (149)   (12.5)
                                           ---------     -----     -------    -----       -------    -----
 Gross margin  . . . . . . . . . . . . .      23,401      54.7      20,389     71.3         3,012     14.8
 Operating expenses  . . . . . . . . . .      30,267      70.7      16,432     57.5       (13,835)   (84.2)
                                           ---------     -----     -------    -----       -------    -----
 Income (loss) from operations . . . . .      (6,866)    (16.0)      3,957     13.8       (10,823)  (273.5)
 Other income (expense) net  . . . . . .        (879)     (2.1)       (338)    (1.2)         (541)  (160.1)
                                           ---------     -----     -------    -----       -------    -----
 Income before income taxes  . . . . . .      (7,745)    (18.1)      3,619     12.7       (11,364)  (314.0)
 Income tax expense (benefit)  . . . . .           0       0.0       1,405      4.9         1,405    100.0
                                           ---------     -----     -------    -----       -------    -----
 Net income (loss) . . . . . . . . . . .   $  (7,745)    (18.1)    $ 2,214      7.7       $(9,959)  (449.8)
                                           =========     =====     ========   =====       =======    =====

       NINE MONTHS ENDED FEBRUARY 3, 1996 COMPARED TO NINE MONTHS ENDED
                               JANUARY 31, 1995

         Net product sales for the nine months ended February 3, 1996 increased 10.4% to $35,483,000 compared to $32,147,000 for the nine months ended January 31, 1995. Of the $3,336,000 net product sales increase, approximately 30% of the increase is attributable to retail sales and 58% of the increase is attributable to increased direct marketing sales. Same store sales were basically flat with a modest increase of $35,000 or 0.4% for the nine months ended February 3, 1996, when compared to the same time period in the prior year. As of February 3, 1996, the Company operated 54 retail locations compared to 50 locations as of January 31, 1995. Franchise locations decreased to 43 locations from 46 at January 31, 1995. The number of Direct Mail pieces mailed in the nine months ended February 3, 1996, increased to approximately
10.3 million from 9.8 million pieces mailed for the same period in the prior year.

         Cost of sales, as a percentage of net sales, was 37.5% for the nine months ended February 3, 1996, compared to 44.2% for the same nine-month period ended in the prior year. The decrease in the cost of goods sold percentage from 1996 to the prior year is primarily the result of improvements in labor and overhead, as well as streamlining that has occurred in the Company's order fulfillment system. Operating expenses are basically flat as a percentage of net sales at 64.0% for the nine months ended February 3, 1996, compared to 63.7% for the same nine-month period in the prior year. The improvements made in the current fiscal year, due to cost reduction programs implemented by the new management team, are somewhat masked due to one-time costs associated with significant organizational changes (i.e., severance, etc.).

         Interest expense increased from $334,000 for the nine months ended January 31, 1995 to $866,000 for the nine months ended February 3, 1996. An increase of $485,000. This increase reflects additional borrowings in the current fiscal period, as well as $120,000 of fees paid in association with the amendments to the existing term loan.

         Income tax expense for the nine months ended January 31, 1995, was zero as the Company had incurred a net loss. For the nine months ended February 3, 1996, the Company has recorded a net tax benefit of $1,388,000 which relates to the recognition of a portion of the net deferred tax asset which was generated as a result of net operating losses incurred in prior periods.

         At April 30, 1995, the Company had determined, based upon evidence then available, that a valuation allowance of $3,897,000 was required against net deferred tax assets at that date due to the uncertainty as to whether the benefits of net operating loss (NOL) carryforwards would be realized. At that date, such valuation allowance reduced net deferred tax assets to zero. At February 3, 1996, net deferred assets were $1,600,000 after a valuation allowance of $2,635,000. The Company believes that it is more likely than not that $1,600,000 of the available NOL carryforwards will be utilized prior to their expiration.

         To the extent that the NOL carryforwards and existing deductible temporary differences are not offset by existing taxable temporary differences reversing within the carryforward period, $1,600,000 of the remaining net operating loss carryforwards is expected to be realized by achieving future profitable operations, based on the following:

         1. During the period May 1, 1995 through February 3, 1996, the Company launched a turnaround strategy to improve performance by implementing a cost reduction program and enhancing asset utilization. Specifically, this strategy included: (a) a corporate office restructuring that resulted in head count reductions; (b) efforts to increase recipients of the Company catalog; (c) implementation of more sophisticated systems to better track marketing efforts and enhance inventory management; (d) utilization of outside consultants to assist in the development of a more efficient process flow; and, (e) implementation of improved budgeting, forecasting and performance monitoring techniques.

         2. The improved budgetary, forecasting and performance monitoring techniques have permitted the Company to more accurately project future results of operations and to better understand the sensitivity of various factors of both revenues and costs.

         3. While pre-tax operations for the period ended February 3, 1996 resulted in a pre-tax loss of $689,000, the Company believes that operations for the period would have been profitable had they not been adversely affected by implementation of the strategy described above which resulted in significant non-recurring charges. These improved results for the period ended February 3, 1996 compare with a net loss of $7,745,000 for the year ended April 30, 1995.

The NOLs do not begin to expire until the year 2005.

         As indicated above, realization of the recorded net tax benefit of $1,600,000 is dependent on generating sufficient taxable income prior to expiration of the NOL carryforwards. Although realization is not assured, the Company believes that it is more likely than not that the recorded benefit will be realized. However, the amount of such realization could be either increased or reduced in the near term if estimates of future taxable income during the carryforward period are changed.

         The Company reported a net income of $700,000 for the nine months ended February 3, 1996 compared to a net loss of $1,856,000 for the nine months ended January 31, 1995.

 FISCAL YEAR ENDED APRIL 30, 1995 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1994

         Net product sales for the fiscal year ended April 30, 1995, increased 49.7% to $42,809,000 compared to $28,594,000 for the fiscal year ended April 30, 1994. Approximately 51.0% of the increase is attributable to increased retail sales and 46.4% to increased direct marketing sales. Of the increase in retail sales for fiscal year 1995 over the prior year, approximately 2.4% is attributable to increased sales by existing stores, 47.5% to sales by stores opened during the period and 49.6% is attributable to increased product sales to franchise locations. Same store sales increased $198,000, or 5.0% for the fiscal year ended April 30, 1995 from the fiscal year ended April 30, 1994. As of April 30, 1995, the Company operated 51 retail locations compared to 35 retail locations as of April 30, 1994. Franchise locations increased from 28 at April 30, 1994 to 41 on April 30, 1995. The number of direct mail pieces mailed in the 1995 fiscal year increased to approximately 14.4 million from 7.3 million direct mail pieces sent in fiscal 1994.

         Cost of sales as a percentage of net product sales was 48.5% in fiscal 1995 compared to 32.9% in fiscal 1994. The increase in cost percentage from 1994 to 1995 is primarily the result of higher than expected labor and overhead directly related to a fulfillment system failure during the Company's peak selling season as well as changes in product and marketing channel mix.

         Operating expenses as a percentage of net sales were 70.7% in fiscal 1995, compared to 57.5% in fiscal 1994. Operating expense increased in 1995 as a result of increased costs associated with sending 14.4 million direct mail pieces in fiscal year 1995 compared to 7.3 million in fiscal year 1994. Furthermore, an increase in the number of full time employees from 290 at April 30, 1994 to 370 at April 30, 1995, and increased costs necessary to support increased sales volume.

         In addition, during fiscal year 1995, the Company completed a review of its prepaid catalog's useful lives and determined that, due to changes in its direct mail program, the amortization period for certain catalog costs was shorter than in previous years. Therefore, the Company changed its amortization period for certain catalog costs effective February 1, 1995. The effect of this change in estimate increased amortization expense by $702,000. During fiscal 1994, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 93-7, "Reporting on Advertising Costs," which outlines the accounting for direct marketing advertising costs. The Company adopted the SOP in fiscal year 1996 (nine months ended February 3, 1996). The effect of adoption did not have a material effect on the Company's financial statements.

         The Company recorded significant adjustments during the fourth quarter of fiscal 1995 aggregating $6,226,000. These adjustments consisted of the $702,000 in increased amortization expense due to the change in the amortization period for certain catalog costs referred to in the preceding paragraph and adjustments to inventory aggregating $5,524,000. The inventory adjustments resulted from a physical inventory taken on April 30, 1995 as well as adjustments to standard product costs for labor and overhead. The Company has concluded that $4,035,000 of its reported loss for fiscal 1995 is related to previously unidentified inventory adjustments in the third quarter of fiscal 1995 and, as a result, financial statements for the third quarter of fiscal 1995 were restated. The Company believes that weaknesses in its internal control and management information systems inhibited timely identification of escalating costs. The Company has strengthened its internal control environment by hiring and promoting key employees in the Accounting and MIS departments in addition to enhancing policies and procedures in the inventory management system.

         As a result of the substantial increase in costs during the last half of fiscal year 1995, the Company increased its draws on its lines of credit. Net interest expense increased from $89,000 in 1994 to $573,000 in fiscal 1995 as a result of the increased borrowing levels during 1995. The Company implemented a plan to reduce costs in fiscal 1996 which included significant changes in management and an 18% reduction in the corporate work force. Additionally, stringent spending limits were established and expenditures were closely monitored by upper management.

         Income tax expense for fiscal 1994 was $1,405,000 and the effective tax rate was 38.8%. No taxes were provided for fiscal 1995 as the Company incurred a net loss. At April 30, 1995, the Company determined that a valuation allowance was required against net deferred tax assets due to uncertainty of when or if the benefits of net operating losses will be realized.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash in the amount of $75,000 was used in the Company's operating activities for the nine months ended February 3, 1996, compared to $5,170,000 for fiscal 1995 and $4,701,000 in fiscal 1994. The reduction in cash used during the most recent period, when compared to fiscal 1995, is primarily the result of the increase in the income from operations. The Company posted a loss from operations of $6,866,000 for fiscal 1995 compared to income from operations of $190,000 for the nine months ended February 3, 1996. During fiscal years 1994 and 1995, the Company provided financing arrangements to certain of its franchisees. As of February 3, 1996, $252,000 was due from franchisees in the form of notes receivable compared to $667,000 due at April 30, 1995. The Company does not intend to provide financing to any of its franchisees in the future.

         The Company's allowance for doubtful accounts and sales returns increased from $388,000 in 1994 to $719,000 in fiscal 1995. The allowance then decreased to $500,000 for the nine months ended February 3, 1996. The decrease reflects improved processes as implemented by the Company's financial management, which has resulted in fewer accounts that involve credit risk. Furthermore, the Company has implemented new collection procedures that have reduced the overall aging (past due status) of accounts receivable.

         For the nine months ended February 3, 1996, net cash used in investing activities was $1,680,000 compared to $6,036,000 in fiscal 1995 and $5,068,000 in fiscal 1994. The capital expenditures for the nine months ended February 3, 1996, were primarily for new retail stores, as well as for manufacturing and data processing equipment and systems. The Company expects moderate expansion of its retail stores during the coming fiscal year.

         Net cash provided from financing activities during the nine months ended February 3, 1996, was $1,805,000 compared to $11,477,000 in fiscal 1995 and $10,082,000 in fiscal 1994. At February 3,1996, options for 821,250 shares were outstanding, of which 437,750 were exercisable. These options were issued at exercise prices equal to the fair market value of the underlying common stock at the date of grant. A portion of such options are below current market value and a portion of such options are above current market value.

         On January 12, 1995, the Company sold 150,000 shares of common stock for $13.2825 per share, or an aggregate of $1,992,375 in an off-shore transaction to a non-U.S. person pursuant to Regulation S under the Securities Act. Regulation S is a safe harbor exemption from registration under the Securities Act for sales of securities that occur outside the U.S. The proceeds of the sale were used for working capital to fund product inventories for the holiday season.

         On October 25, 1994, the Company entered into a credit facility with its bank. The facility was comprised of two revolving lines of credit: a $7,500,000 Fixed Asset Revolving Loan (the Fixed Asset Loan) and a $7,500,000 Revolving Credit Loan (the Working Capital Loan). Both facilities were unsecured.

         The Fixed Asset Loan was to expire on October 25, 1996, at which time it was to convert to a fully amortizing three-year term loan. At the option of the Company, the Fixed Asset Loan bore interest at LIBOR reserve adjusted rate ("LIBOR") plus 1.75%, or the prime rate plus 0.25%. The purpose of the Fixed Asset Loan was to fund the purchase of leasehold improvements related to the opening of additional retail locations.

         The Working Capital Loan was to expire on October 25, 1996. At the option of the Company, the Working Capital Loan bore interest at LIBOR plus 1.50%, or the prime rate. The purpose of the Working Capital Loan was to fund general working capital requirements.

         Under its credit facility, the Company was required to maintain certain financial ratios and levels of net worth, and among other things, future indebtedness, dividends and capital expenditures were restricted.

         As of April 30, 1995, the Company was in default of several covenants contained in its credit facility. As a result, on May 31, 1995 the Company and its bank executed an Agreement

("the Forbearance Agreement") which revised the covenants set forth in the original credit facility and which restricted advances on the Company's Working Capital Loan to $500,000. The Forbearance Agreement expired on July 31, 1995 and was replaced by an Amended and Restated Credit Agreement ("the Credit Agreement").

          The Credit Agreement is comprised of a $10.0 million Term Loan ("the Term Loan") and a $3.0 million Revolving Loan ("the Revolving Loan"). Both facilities are secured by all assets of the Company. As of July 31,1995, amounts due to the bank under the original Loan Agreement were converted to the Term Loan.

         On September 25, 1995, an amendment ("the Amendment") was made to the Credit Agreement that lowered the borrowing base associated with the Revolving Loan. The Amendment (1) reduced the borrowing base for inventory to $6.0 million from $7.0 million, (2) reduced the borrowing base for Accounts Receivable from $1.55 million to $1.0 million, and (3) fixed the predetermined borrowing limit at $2.0 million.

         In November 1995, the Company negotiated a total amount of additional financing of $1.5 million. This amount was raised, in various installments, principally from management (Mac Anderson and James Beltrame), significant shareholders, and various members of the Board of Directors. The total principal amount carries an annual interest rate of 10% and matures November 1, 1996. The $1.5 million of principal also contained warrants to purchase 120,000 shares of common stock at a price of $4.725. The warrants were granted to each lender on a specified pro rata basis.

         The Company reduced the Term Loan by $1 million as of January 31, 1996 as required by the Agreement. The remaining $9 million matures May 1, 1996. The Term Loan bears interest at the prime rate plus 1.0%.

         Borrowing under the Revolving Loan expired on January 1, 1996.

         On February 7, 1996, an amendment (the "Second Amendment") was made to the Credit Agreement to reestablish the Revolving Loan which had expired on January 1, 1996. The Revolving Loan allowed the Company to borrow up to $2.5 million, subject to certain borrowing base restrictions. Mr. Anderson and Mr. Beltrame have severally guaranteed one million dollars of the Revolving Loan.

         On May 1, 1996, an amendment (the "Third Amendment") was made to the Credit Agreement to extend the maturity date of both the Revolving Loan and Term Loan to May 1, 1997. The Agreement to extend the Term Loan maturity date includes a provision requiring a monthly principal payment of $75,000 effective June 1, 1996. The Company believes that internally generated funds and the credit facilities will be sufficient to meet its current operating needs and to fund anticipated capital expenditures in Fiscal 1996 (twelve months ending February 1, 1997).

SEASONALITY

         The Company generally experiences peak sales in the fourth quarter of its fiscal year (November through January), due to the holiday season, and its lowest sales levels in its second fiscal quarter (May through July). The effects of seasonality are greater in the Company's retail operations than its catalog operations. Most expenses are incurred evenly throughout the year, although some selling and administrative expenses are variable with sales. The Company's quarterly operating results may also vary depending upon such factors as the opening of new stores, new catalog mailings and the timing of new product introductions by the Company. The Company's cash requirements generally reach a seasonal peak in October to finance increased inventory levels needed to meet third and fourth quarter sales demand.

INFLATION

         The Company does not believe that inflation has had a material impact on its operations.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUCCESSORIES, INC.


Date:     February 13, 1997             By: /s/ Arnold M. Anderson
                                        --------------------------------------
                                                   Arnold M. Anderson
                                                   Chief Executive Officer and
                                                   Chairman of the Board of
                                                   Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                                                    Date
               ---------                                                                    ----
/s/ Arnold M. Anderson                                                               February 13, 1997
-------------------------------------------
      Arnold M. Anderson
      Chief Executive Officer, Chairman of the Board
      and Director (Principal Executive Officer)

/s/ James M. Beltrame                                                                February 13, 1997
-------------------------------------------
      James M. Beltrame
      President, Chief Operating Officer, Chief Financial Officer
      and Director (Principal Financial and Accounting Officer)

/s/ Michael H. McKee                                                                 February 13, 1997
-------------------------------------------
      Michael H. McKee
      Senior Vice President, Creative Department and Director

/s/ Timothy C. Dillon                                                                February 13, 1997
-------------------------------------------
      Timothy C. Dillon
      Vice President, General Counsel, Secretary and Director


---------------------------------------------------
      Mervyn C. Phillips, Jr.
      Director


---------------------------------------------------
      Michael Singletary
      Director


---------------------------------------------------
      C. Joseph LaBonte
      Director

/s/ Seamas T. Coyle                                                                       February 13, 1997
---------------------------------------------------
      Seamas T. Coyle
      Director

/s/ Guy E. Snyder                                                                         February 13, 1997
---------------------------------------------------
      Guy E. Snyder
      Director


---------------------------------------------------
      Steven B. Larrick
      Director


                               INDEX TO EXHIBITS


Exhibit No.                       Description                Sequential Page No.

 3.1     Articles of Incorporation of Registrant (1)

 3.2     By-laws of Registrant (1)

 4.1     Specimen Common Stock Certificate (1)

10.1     Form of Franchising Agreement (3)

10.2 Employment Agreement with Arnold M. Anderson dated February 28, 1993 (1)*

10.3     Credit Agreement with Harris Trust and Savings
         Bank (4)

10.4 Credit Agreement and Guaranty between the Company and NBD Bank (5)

10.5 First Forbearance Agreement between the Company and NBD Bank (6)

10.6 Amended and Restated Credit Agreement between the Company and NBD Bank dated as of July 31, 1995 (7)

10.7     Lease Agreements between LaSalle National Trust
         Bank as Trustee under Trust No. 107739 and Celebrating
         Excellence (4)

10.8     Stock Option Instrument for Arnold M. Anderson dated
         November 19, 1991 (1)*

10.9     Celex Group, Inc. Stock Option Plan (2)*

10.10 Joint Venture Agreement with Morrison DFW, Inc. and related documents (4)

10.11 Indemnification Agreement dated May 26, 1995 between the Company and Arnold M. Anderson (7)*

                 Indemnification Agreements in the form filed were also entered into by the Company with Messrs. James M. Beltrame, Michael H. McKee, Peter C. Walts, Mervyn C. Phillips, Jr., Michael Singletary, C. Joseph LaBonte, Seamas T. Coyle, Timothy C. Dillon, Steven B. Larrick and Guy E. Snyder

10.12 First Amendment to the Credit Agreement between the Company and NBD Bank dated as of September 25, 1995 (8)

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

10.16 Common Stock Option Agreement granted to James M. Beltrame and Incentive Stock Option Agreement granted to James M. Beltrame (9)

10.17 Third Amendment to the Credit Agreement between the Company and NBD Bank dated as of May 2, 1996 (9)

22.1             Subsidiaries (4)

23.1             Consent of Price Waterhouse LLP (9)

______________________

(1) Previously filed with Registration Statement on Form SB-2, No. 33-67530C filed on August 17, 1993, and incorporated herein by reference.

(2) Previously filed with Amendment No. 1 to the Registration Statement on Form SB-2, No. 33-67530C filed on September 24, 1993, and incorporated herein by reference.

(3) Previously filed with Post-effective Amendment No. 1 to the Registration Statement on Form SB-2, No. 33-67530C filed on January 19, 1994, and incorporated herein by reference.

(4) Previously filed with Annual Report on Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

(5) Previously filed with the Company's Form 10Q/A-1 for the quarter ended July 31, 1995, and incorporated herein by reference.

(6) Previously filed with the Company's Form 8-K dated June 7, 1995, reporting Date of Event May 26, 1995, and incorporated herein by reference.

(7) Previously filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1995, and incorporated herein by reference.

(8) Previously filed with the Company's Form 10-Q for the quarter ended October 28, 1995, and incorporated herein by reference.

(9) Previously filed with the Company's Annual Report on Form 10-K for the transition period from May 1, 1995 to February 3, 1996, and incorporated herein by reference.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.