Form 10-K
period 1997-02-01
CELEX GROUP INC
filed 1997-05-02
CIK 911323

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER: 0-22834
                                  SUCCESSORIES, INC.
                 (Exact Name of Registrant as Specified in its Charter)

            ILLINOIS                                36-3760230
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)

           919 SPRINGER DRIVE
           LOMBARD, ILLINOIS                           60148
     (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code: (630) 953-8440
          Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                        ON WHICH REGISTERED
            None                                                None

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

      Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

      The aggregate market value of the $.01 par value Common Stock held by non-affiliates of the registrant on April 28, 1997, based upon the last reported sale price on that date on the Nasdaq National Market of $6.25 per share, was approximately $35,663,000.

      Registrant had 5,706,028 shares of $.01 par value Common Stock, outstanding as of April 15, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of February 1, 1997 are incorporated by reference into Part III hereof.

                                    PART I

ITEM 1. BUSINESS

     GENERAL

     The Company is a direct mail catalog company, specialty retailer and wholesaler that designs, assembles and markets a diverse range of personal and business motivational and self-improvement products, many of which are the Company's own proprietary designs. Successories' products include distinctive lines of wall decor, desktop art, books, audio tapes, personalized gifts and awards, greeting cards and mugs. In addition, the Company sells other motivational products supplied by third parties. Company personnel create proprietary art work and designs that can be used in conjunction with a wide variety of products. The Company will also customize its products to fulfill customers'special needs.

     The majority of the Company's sales are derived from proprietary products that have been internally developed, designed, or customized. All products are designed to have a positive motivational or self-improvement theme that can be used to reinforce basic business goals such as customer service, attitude and teamwork, or to recognize achievement and good performance, or as customer gifts. The Company's products also appeal to individuals for both personal and professional motivation, and for gifts. The Company's products are also purchased by organized sports teams and individual athletes for motivational or inspirational purposes.

     The Company has a wide range of customers, including Fortune 500 companies, mid-sized and small businesses, sole proprietors, entrepreneurs,
sales  people,  schools,  athletic  organizations   and  individuals.   The
Company's products are marketed primarily under its SUCCESSORIES trade name through direct marketing (both catalog and telemarketing), retail sales (both franchise, co-retailing and Company-owned stores), and wholesale distribution.

     As of February 1, 1997, there were 95 SUCCESSORIES retail stores, 48 of which were Company- owned and 47 were franchised. The Company also owns and operates one British Links retail store. For the fiscal year ended February 1, 1997, the Company mailed a total of 11.7 million catalog pieces. The following table shows the number of Company-owned and franchised retail locations open at the beginning of the fiscal year, the number opened and closed during the fiscal year, and the total open at the end of the fiscal year:

                              Company-Owned Franchised
                                     Locations  Locations

     At February 3, 1996              54         43

     Opened                            8          6

     Acquired (British Links)          1          0

     Closed                          (14)        (2)

     At February 1, 1997               49        47

     The operating subsidiaries (the "Subsidiaries") of the Company commenced operations in 1985 and their original owners included certain current officers and directors of the Company. In October 1990, Primus Development Group II Ltd. ("Primus") acquired in excess of 90% of the share ownership of the Subsidiaries through a share exchange. The Company was formed as a wholly-owned subsidiary of Primus and, in February 1992, Primus merged into the Company. In March 1991 and April 1993, the Company acquired the remaining outstanding shares of the Operating Subsidiaries through share exchanges.

     PRODUCTS

     A majority of the Company's sales are derived from proprietary products which either have been internally developed or designed, or individually customized. All products are designed to have a positive motivational or self-improvement theme which can be used in businesses to reinforce basic business goals such as customer service, attitude and teamwork, to recognize achievement and good performance and for customer gifts. The Company's products also appeal to many individuals for both personal and professional motivation and for gifts.

     As of February 1, 1997, the Company offered a total of 3,500 stock-keeping units ("SKUs"), of which 2,250 are available to the retail stores. SUCCESSORIES retail stores generally carry an average of 850 SKUs and kiosks carry an average of 550 SKUs. The Company's SUCCESSORIES catalog carries approximately 500 SKUs in the 40-page version and 700 SKUs in its 52-page edition.

     The Company's proprietary wall decor product line includes dramatic photography and other art developed, designed or customized in-house and printed on high-quality coated paper stock with various motivational
captions.   In  addition,  the  Company produces posters with  motivational messages without photography. Company designers give each grouping of wall decor products a unique uniform overall appearance, including consistent visual themes, a range of predominant colors and distinctive border design and lettering, thereby providing each grouping with a Trade Dress.
The prints within each product grouping are also similar in size. Most framed art comes in a high-quality aluminum frame with an electroplated
high-gloss  black  finish.   High-quality tempered glass is used for safety
reasons to protect against damage.

     The Company's wall decor includes framed and unframed lithographs in various sizes ranging from 16-inch by 20-inch to 24-inch by 30-inch. The Company's merchandise is categorized into the product "groupings" that convey a specific theme and Trade Dress.

     The Company markets smaller versions (5-inch by 7-inch) of its wall decor as well as other products designed to be placed on desktops and countertops. In addition mini-sized framed lithographs and mouse pads are produced in house. The Company also purchases other merchandise from third parties. All desktop products contain motivational words and/or images similar to those used for Wall Decor.

     All books and tapes sold by the Company are specifically selected for their motivational or inspirational content and include those published by the Company as well as by third parties. The Company markets collections of motivational or inspirational quotations containing illustrations by Company artists, and educational books for sales, customer service and human resource professionals.

     The Company offers a wide variety of customized products to its customers. In-house custom capabilities include hot-stamping, screen-printing, and engraving for logos and personalized messages. Etched brass and crystal products are also available. Some of the products with customized features include employee awards, promotional items and corporate gifts.

     While SUCCESSORIES retail stores typically carry many of the Company's proprietary products, they also carry a variety of products purchased from outside vendors.

     The Company recently acquired British Links Golf Classics, Inc., a Dallas, Texas-based catalog company which sells "a tradition of fine golf gifts, art and collectibles." Although the major product category is wall decor the Company also sells watches, pens, wall plaques, clocks, framed prints, chairs, lamps, books, planters, keepsake wooden boxes, display racks and cabinets, glasses, mugs, jewelry and other related products.

     PRODUCT DEVELOPMENT

     The Company tries to expand its most popular product lines by offering one or two new items with each new catalog version and by creating new product lines that are distinctive in appearance from existing lines.

     SALES AND MARKETING

     The Company generates revenue through direct marketing, Company-owned retail stores, franchise stores, wholesale distribution, and licensing agreements. The Company believes that each one of these channels is an efficient way to reach a specific segment of the customers. Customers are categorized as follows:

     - corporate buyers including executives, sales managers, human resource managers and production managers of larger corporations,

     - entrepreneurial buyers including small business owners, home office businesses, sales professionals, and

     - consumers who are primarily purchasing the Company's products as a gift for the end user.

     The Company believes that the optimal way to reach its diverse customer base is to market its products through several distribution channels. In addition, the Company believes that its different distribution channels provide numerous benefits in cross-marketing. For example, retail stores allow potential customers to view, first-hand, the quality of the product offerings which may lead to future catalog sales. In addition, retail stores act as a source of new customers for the Company's catalog mailing list.

     For the fiscal year ended February 1, 1997, retail revenues including Company-owned stores were approximately 34% of total revenues, while revenues derived from direct mail sales were approximately 49% of total revenues. Revenues for the fiscal year ended February 1, 1997, from all other sources (including wholesale revenues, product sales to franchisees, franchise fees and royalty income) were approximately 17% of the Company's total revenues.

     The Company's revenue base is comprised of a wide range of customers including Fortune 500 companies, mid-sized and small businesses, corporate management personnel, athletic and educational organizations and retail customers. No individual customer accounted for more than 10% of the Company's net sales during the fiscal year ended February 1, 1997.

     The Company emphasizes customer service to achieve its goal of producing a high level of customer satisfaction. All merchandise sold to the Company's direct mail and retail customers may be returned promptly for any reason.

          DIRECT MARKETING

     Through the use of its SUCCESSORIES catalogs, the Company targets sales managers, executives of small and medium-sized businesses, meeting planners, human resource managers, corporate training managers and athletic coaches who have purchased or shown a willingness to purchase the Company's products in the past. These customers use the Company's products to reinforce important work themes, to motivate and recognize employees, and
as  gifts  at  meetings  and conventions.   In  addition,  the  Company  is
constantly prospecting for new customers by mailing its catalogs to prospective customers which have favorable demographic profiles or purchasing patterns.

     The Company's catalog features the entire line of proprietary products and some third-party products. The two types of catalogs currently being mailed are a 52-page version mailed to customers and catalog requesters and a 40-page version mailed to individuals on rented lists with the objective to acquire them as new customers.

     The Company maintains a large proprietary in-house database. Building on this foundation, Successories maintains an ongoing prospecting effort by testing various mailing lists and evaluating people's responsiveness to the Company's product offerings. When a prospect makes a purchase, they are promoted to the 52-page catalog using selection criteria based on purchase
history.  A group of corporate sales   representatives   handle   larger
corporate accounts through telemarketing. During the fiscal year ended February 1, 1997, the Company mailed approximately 11.7 million Successories catalogs.

     During 1996, the Company acquired the stock of British Links Golf Classics, Inc., a Dallas, Texas-based catalog company specializing in golf
wall decor and high-end golf gifts.   The  Company  believes  that,  due  to the
popularity of golf and its acceptance in the business community, the Company will be able to generate incremental sales of British Links products to the Company's in-house mailing list of business executives, entrepreneurs and sales people. British Links produced four digest-size issues of the British Links catalog with an average number of 64 pages per issue and mailed approximately two million catalogs during the period October 1996 through February 1, 1997.


          RETAIL SALES

               COMPANY-OWNED STORES

     The Company's retail locations consist of stores and kiosks primarily located in shopping malls. The Company's SUCCESSORIES stores were introduced in early 1991. As of February 1, 1997, the Company owned a total of 49 retail locations, including 44 stores and 5 kiosks. The Company's retail stores are located in the District of Columbia, Canada and the following states:

     Arizona        Indiana        Oklahoma
     California     Maryland       Pennsylvania
     Colorado       Massachusetts  Texas
     Florida        Michigan       Virginia
     Georgia        Minnesota      Wisconsin
     Illinois       New York

     Kiosks are self-contained, 10' by 12' retail displays located in the center aisle of an enclosed shopping mall where all four sides of the display are available for showing products and conducting sales. The center of the kiosk is utilized for storage. Because of the lower costs associated with establishing, furnishing and stocking such a location, these types of locations offer a relatively inexpensive way for both the Company and its franchisees to test mall locations prior to opening a larger store.

     Depending on seasonality, location, size of market and build-out costs, the Company generally expects a new store to achieve profitability within twelve months of opening.

     Retail Division plans currently call for moderate expansion in the next fiscal year with focus on profit enhancement at existing company-owned stores and kiosks, rather than on new store revenues.

    In April, 1997, the Company signed a three-year agreement with Waldenbook Company, Inc., a subsidiary of the Borders Group, Inc., whereby Successories will add retail kiosks to be owned and operated by Waldenbook. These kiosks will be open from September through January. The Company expects approximately 100 of these kiosks to be opened in 1997, the first year of the agreement.


     WHOLESALE DISTRIBUTION

     The Company sells products to a number of wholesale customers. In 1996, the Company designed and introduced the WINNERS<reg-trade-mark> Collection brand for wholesale distribution. Wholesale customers include other direct marketing distributors and distributors who have acquired distribution rights for the Company's products in other countries.

     The Company licenses some of its proprietary images to third parties for use in their products for which the Company receives a royalty payment. These third parties generally market office supply products such as pens, notebooks and note cubes either through retail stores or through direct marketing catalog sales.

          SALES TO FRANCHISEES

     The  Company's   franchising   strategy  is  to  broaden  its  product
distribution through sales to franchisees.   The Company attracts qualified
franchise operators with a low initial franchise fee. The franchisee then purchases for resale Company manufactured products and products from others that are Company-approved. Due to the proprietary nature of most of the Company's products, the Company is the only available source for most products sold by franchisees. Product sales to franchisees are typically made at a discount to retail or at product cost plus a certain percentage.

     FRANCHISING PROGRAM

     The Company has devised a strategy whereby the development of Company-owned stores is concentrated on major metropolitan areas with a base
population   in  excess  of  one  million  people,  while  franchise  store development is concentrated in areas with a base population of fewer than one million people. The Company believes that it can operate Company-owned stores most efficiently and profitably in areas where it has the ability to
operate multiple units in relatively  close  proximity.   The  operation of
several stores in a metropolitan area "cluster" allows the Company to benefit from management and distribution efficiencies resulting from providing products and services to several locations at once, as opposed to providing such services to individual stores. In geographic areas where the population and demographics suggest a single retail location rather than several locations in a cluster, the Company may seek to place a franchisee to act as an owner/operator. As an owner/operator, the individual franchisee has the ability to service an individual retail operation more efficiently than the Company by maintaining lower overhead costs than those required by a single isolated Company-owned store.

     Prospective franchisees frequently approach the Company on an unsolicited basis. Franchisees must meet specific qualification criteria and are pre-screened to substantiate level of interest and compliance with certain minimum net worth and liquid asset tests. Prospective franchisees who meet the initial qualification requirements are invited to the Company's headquarters for extensive interviews with Company
executives,  who  must  approve  all  franchisees.   Upon  approval,
franchisees sign a franchise agreement and pay a franchise fee prior to participating in the franchise training and orientation program.

     The Company provides its franchisees with a comprehensive system of business training, education, site selection assistance, professional marketing, promotion and advertising programs and other forms of franchise support.

          FRANCHISE OPERATIONS

     All  franchisees  are  required  to  comply  with  Company-established operational  policies  and  procedures  relating  to,  among other  things, quality of service, training, design and decor of stores and trademark usage. The Company's operations personnel make periodic visits to franchise stores to ensure that the stores are operating in conformity with Successories standards. The Company retains the right to receive an assignment of any leasehold interest and gain possession of the store if the franchisee fails to comply with the Company's operational policies and procedures or upon expiration of the franchise agreement.

     The Company provides its franchisees with training at both the Company's headquarters and at Company-owned retail locations focused on the various aspects of store management including marketing fundamentals, financial controls and product knowledge. In addition, the Company provides ongoing employee training to franchisees and their managers, as well as its own managers.

     Various factors are considered in evaluating sites including trade area demographics, availability and cost of space, location of competitors and total retail sales in a given enclosed shopping area. The Company reviews all proposed franchise store locations and reserves the right to review the lease terms thereof.

          FRANCHISE AGREEMENT

     The Company attracts qualified franchise operators with a low initial franchise fee. The franchised store purchases Company products or products that are Company-approved. Due to the proprietary nature of most of the Company's products, the Company is the only available source for many products sold by franchisees. The franchise fee for the first store is $35,000, and $30,000 for each additional store, payable in full upon execution of a franchise agreement. Franchisees are responsible for the costs of leasehold improvements, inventory, furniture, fixtures, decor and certain other items including initial working capital.

     Franchisees currently pay a monthly royalty to the Company of 2% of franchise gross sales. All franchisees are further required to spend between $2,000 and $3,000 on grand opening advertising followed by 3% of monthly gross sales for local advertising and promotion.

     The franchise agreements have an initial term of five years with an option for the franchisee to renew for three additional, successive terms of five years each. The agreements also provide the Company with the right to purchase the franchisee's store assets upon termination or expiration of the franchise agreement, and a right of first refusal if the franchise is to be sold. The franchisee must obtain the Company's approval in all instances where there is a sale of the franchise. The franchise agreement is granted for the operation of a single retail store at a specified location. The Company reserves certain rights within close proximity to franchised retail stores to sell products through channels of distribution distinct from that of a franchised retail business.

     MANUFACTURING, ORDER FULFILLMENT AND DISTRIBUTION

     The Company's manufacturing operations consist primarily of framing, product-engraving, hot-stamping and silk screening. The Company mounts and assembles its framed wall decor in-house and has developed a special packaging system designed to reduce the risk of breakage in shipping.

     Generally, the Company's catalog customers may choose to have their orders sent via ground shipment, express economy (4 - 6 days), express (2 - 3 days) or next day shipment. The Company's manufacturing operations and order fulfillment capabilities enable it to accommodate last-minute orders for a variety of products, and to produce samples of products for existing and potential customers. These capabilities further enable the Company to produce and test products before inclusion in the distribution channels.

     The Company depends upon outside suppliers for many items such as mugs, stationary and components for framing, all of which are readily available from a number of suppliers. In addition, the Company outsources its film work and printing, although its creative staff works closely with outside film houses and printers to assure that all work is done to the Company's specifications and satisfaction.

     SEASONALITY

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."




     COMPETITION

     The industry supplying motivational, self-improvement and custom awards is highly competitive and fragmented, with limited barriers to entry. The primary bases for competition are customer service, selection, price, quality and name recognition. Although certain classes of products offered by the Company such as greeting cards, mugs and books are offered by many other companies, the Company is not aware of any other company with established distribution channels that offers a similar range of products with motivational and self-improvement themes.

     The Company competes with other franchisors for qualified franchisees. The Company's strategy is to attract franchisees with successful business and management backgrounds. Franchisees are not required to have experience in the retail industry or with the types of products offered by the Company.

     TRADEMARKS AND SERVICE MARKS

     The Company owns a federal registration for the service mark SUCCESSORIES on the Principal Register of the United States Patent and Trademark Office ("PTO"). The Company believes the use of the service mark SUCCESSORIES is important in establishing and maintaining its reputation and is committed to protecting this service mark by vigorously challenging any unauthorized use.

     Although many of the quotations, photographs and other art work used by the Company are in the public domain and are not individually protectable under copyright and trademark laws, the Company continually endeavors to protect its products by giving them a distinctive trade dress.

     EMPLOYEES

     As of February 1, 1997, the Company employed 562 persons, 316 of whom were employed full time. Of this total, 249 were employed at corporate headquarters in marketing, manufacturing, order fulfillment or administrative capacities, and 313 were field personnel, store managers or store personnel. The Company is not a party to any collective bargaining agreements and has not experienced a strike or work stoppage. The Company believes that its employee relations are good.




ITEM 2.   PROPERTIES

     The Company leases all Company stores from various property owners under terms typical in enclosed mall, strip shopping center or hotel leases. Lease terms vary from five to ten years for stores, and six months to one year for kiosks. None of the Company's stores leases are individually material to the operations of the Company, and the Company expects that it will be able to renew its leases on satisfactory terms as they expire.

     The Company leases its executive offices and manufacturing/warehouse space in Lombard, Illinois, under the terms of a lease agreements which expire May 31, 1997. Its executive offices occupy 29,313 square feet and
its manufacturing/warehouse facilities occupy 92,632 square feet.   In July
1996  the  Company  executed  a  lease for a new corporate headquarters and
manufacturing/warehouse  facility.   The  lease is for approximately 30,000
square    feet   of   office   space   and   100,000   square    feet    of
manufacturing/warehouse  space  located  in  Aurora,  Illinois.   The lease
commences June 1, 1997 for a 12-year term.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     EXECUTIVE OFFICERS OF REGISTRANT

NAME                AGE  PRINCIPAL OCCUPATION FOR LAST FIVE YEARS

Arnold M. Anderson  52 Chief Executive  Officer,  Chairman of the Board and
                    Director for the Company since June 1995; prior thereto, Chief Executive Officer, President, Chairman of the Board and Director for the Company and its predecessor (Primus) since October 1990; prior thereto, Chairman and President of the Operating Subsidiaries.

James M. Beltrame  53 Chief Operating Officer and President for the Company
                    since June 1995, Director for the Company from March 1995, Chief Financial Officer for the Company from March 1995 to June 1996; prior thereto, Chief Financial Officer for RTO Enterprises since 1992; prior thereto, Director, Executive Vice President, Chief Financial Officer for Restaurant Associates since 1984.

M. Andrew King 39   Vice President  and  Chief  Financial Officer from June
                    1996;  Vice President of Administration  and  Treasurer
                    for  the  Company  since 1995; prior thereto, Treasurer
                    for  RTO  Enterprises   since   1991;   prior  thereto,
                    principal owner of Birchwood Financial Group.

Timothy C. Dillon 34 Vice President, General Counsel and Secretary  for the
                    Company since 1993, Director for the Company since 1995; prior thereto, President of First American Franchise Corporation since 1992; prior thereto, attorney for Francorp, Inc.

Raymond A. Mackie  57 Vice President of Manufacturing  Operations  for  the
                    Company since April 1995; prior thereto, Operations Manager of Ivex Packaging Corporation since 1993; prior thereto, Vice President of Operations for Hexacomb Corporation since 1990.

Michael H. McKee  43 Senior Vice President, Creative  Director and Director
                    for the Company and its predecessor since October 1990; prior thereto, Creative Director of Product Development and Advertising for the Operating Subsidiaries.

John F. Halpin  43  Senior  Vice President, Direct Marketing  Division  for
                    the Company since September, 1996; prior thereto, Vice President of Marketing for Foster & Gallagher, Inc.; prior thereto, Director of Mail Order Promotions for Encyclopedia Britannica.

Peter C. Walts  36  Senior Vice  President  of Business Development for the
                    Company and its predecessor since October 1990; prior thereto, held various positions with the Operating Subsidiaries.

Jill K. Werner       41  Vice President, Retail  Division  for  the Company
                         since 1996; prior thereto, held various positions within the Company since 1993; prior thereto, principal owner of I. M. Petite, Inc., retail store chain since 1982.





                              PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER
MATTERS

     The Company's Common Stock trades on the NASDAQ National Market under the symbol SCES.

     The following table sets forth the high and low closing bid prices for the Company's Common Stock as reported by the NASDAQ Stock Market for the applicable periods shown.

                                              BID PRICE RANGE

 Fiscal Year Ended February 3, 1996             HIGH     LOW

          First Quarter                         $9.125  $6.25

          Second Quarter                         7.625   5.625

          Third Quarter(Ended
          February    3,    1996)                9.25    6.75

     Fiscal Year Ended February 1, 1997

          First Quarter                          $9.125  $7.750

          Second Quarter                          8.375   5.125

          Third Quarter                           7.625   4.875

          Fourth Quarter                          8.250   6.375

     As of April 15, 1997, the number of holders of record of the Company's Common Stock was approximately 602, and there were approximately 1,150 beneficial owners of the Company's Common Stock.

     On December 17, 1996, the Company sold 1,212 shares of its Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") to Infinity Inventors, Ltd., a non-U.S. person ("Infinity"), and Seacrest
Capital Limited, a non-U.S. person ("Seacrest"), for $5,000,000 in cash in a non-public transaction exempt from registration pursuant to Regulation
D under the Securities Act. Each share has a liquidation preference of $5,000 (the "Liquidation Preference") and a par value of $100 per share. The Series B Preferred Stock shares are entitled to a dividend at a rate of 4.95% per annum.

     Each share of Series B Preferred Stock is convertible into that number of shares of Common Stock obtained by dividing the Liquidation Preference by the lesser of (X) $9.00 and (Y) the average of the closing bid prices per share of Common Stock on NASDAQ for the five consecutive trading days immediately preceding the date of determination (the "Market Price"). The Conversion Price may be increased by an amount equal to the formula:

               I = (C = (1.25 x 9.00)) /2, where
               I = Increase in Conversion Price
               C = Market Price

     All outstanding Series B Preferred Stock shall automatically be converted into Common Stock on December 17, 1998; provided, however, that the conversion right of a holder of Series B Preferred Stock is limited (subject to certain exceptions) so that in no instance shall the maximum number of shares of Common Stock which such holder may receive on conversion exceed at any one time, an amount equal to the remainder of (X) 4.99% of the then issued and outstanding shares of Common Stock following such conversion minus
(Y) the number of shares of Common Stock of the Company then owned by such holder; and provided, further, that the Company shall not be obligated to honor any conversion (including any automatic conversions on December 17, 1998) if after giving effect to the issuance of the shares of Common Stock, the Company would not be in compliance with applicable National Association of Securities Dealers corporate governance rules (the "Conversion Limit").
Any shares of Series B Preferred Stock which cannot be converted solely as a result of the Conversion Limit must be redeemed by the Company for an amount equal to the number of shares of Common Stock that would have been issued upon such conversion uultiplied by the Market Price.

     For the year ended February 1, 1997, none of the shares of the Series B Preferred Stock had been converted into common stock of the Company.

     On March 31, 1997, subsequent to the year ended February 1, 1997, the Company paid a cash dividend on preferred stock in the amount of $86,293.

ITEM 6. SELECTED FINANCIAL DATA

     The following is selected financial data for the Company and its subsidiaries for the three years ended April 30, 1995, the nine-month stub period ended February 3, 1996 and the year ended February 1, 1997. For discussion purposes, management refers to the stub period of May 1, 1995 through February 3, 1996 as the nine months ended February 3, 1996. Per share amounts have been adjusted to reflect a 3 for 2 stock split paid April 12, 1994.

                                                        Nine Months
                                                          Ended     Year Ended
                                YEARS ENDED APRIL 30   FEBRUARY 3,  FEBRUARY 1,
                                   1993    1994   1995    1996          1997
                                        (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Net  product  sales .           $12,478 $28,594 $42,809 $35,484     $56,032
Income (loss) before income taxes
and cumulative effect of change
in accounting principle  .  .     1,605   3,619  (7,745)   (688)     (2,347)

Income tax expense (benefit)        580   1,405    --     (1,388)    (2,609)

Income (loss) before cumulative effect
of  change  in  accounting
principle . . . . . . . . . .      1,025  2,214   (7,745)    700         262

Cumulative effect of change in accounting
principle for income  taxes   . .    580     --       --      --          --

Net income (loss) . . . . . . .   $1,605 $2,214   ($7,745)   700     $   262

Earning (loss) per common and
common share equivalent  . . .     $0.47  $0.50    ($1.60) $0.13       ($.16)

Weighted average number of common
shares and equivalents
outstanding                    3,419,000 4,393,000 4,854,000 5,467,000 5,321,000

BALANCE SHEET DATA:
  Total  assets  .  . .            7,056    21,790    29,166    32,166    32,680
  Long-term  debt  .  .              618       218     8,275     8,528     4,094


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

     The Company is a direct mail catalog company, specialty retailer and wholesaler that designs, assembles and markets a diverse range of motivational and self-improvement products, many of which are the Company's own proprietary designs. Its products include distinctive lines of wall decor, desktop art, books, audio tapes, personalized gifts and awards,
greeting cards  and  mugs.   In  addition,  the Company sells books, other
motivational  products  supplied  by third  parties.   In-house designers
create proprietary art work and designs that can be used in conjunction with a wide variety of products. Company personnel also customize products to fulfill customers' special need.

     The majority of the Company's sales are derived from proprietary products that have been internally developed, designed, or customized. All products are designed to have a positive motivational or self-improvement theme which can be used to reinforce basic business goals such as customer service, attitude and teamwork, or to recognize achievement and good performance, or as customer gifts. The Company's products also appeal to individuals for both personal and professional motivation, and for gifts. They are also purchased by organized sports teams and individual athletes for motivational or inspirational purposes.

     The Company has a wide range of customers, including corporate buyers (executives, sales managers, human resource managers, and production managers of larger corporations), entrepreneurial buyers (small business owners, home office businesses, and sales professionals), as well as individual consumers, schools and athletic organizations. The Company's products are marketed primarily under its SUCCESSORIES and WINNERS collection trade names through direct marketing (both catalog and telemarketing), retail sales (both franchise and Company-owned stores), and wholesale distribution.

     Although the Company utilizes multiple distribution channels for its products, the Company's products have similar purposes and uses in each channel of distribution and similar opportunities for growth. The profitability varies among products and distribution channels. The Company utilizes its facilities interchangeably for each distribution channel. Furthermore, the marketing channels are directed at a single customer base located primarily in the United States.

     For the twelve months ended February 1, 1997, the nine months ended February 3, 1996, and the twelve months ended April 30, 1995, retail sales, direct mail sales and wholesale distribution sales accounted for the following percentages of the Company's net product sales:

         For the 12 Months  For the 12 Months For the 9 Months For the 12 Months
               Ended              Ended              Ended         Ended
          FEBRUARY 1, 1997  FEBRUARY 3, 1996   FEBRUARY 3, 1996 APRIL 30, 1995

Retail           34%                 36%                35%            31%
Direct Mail      49%                 46%                46%            49%
Wholesale
Distribution*    17%                 18%                19%            20%
__________________________________
*Includes sales to franchisees.

     The gross profit margins for retail sales attributable to Company-owned stores is slightly lower than direct marketing sales due to more non-proprietary products being sold in retail. The gross profit margin for wholesale sales and sales to franchisees is lower, since these sales are made primarily at a significant discount from retail price.

     During the fiscal year ended April 30, 1994, the Company repurchased franchise development territories from a number of franchisees. At the inception of the Company's franchise program, the Successories retail store concept was in the initial stages and the Company had not fully developed its plans for the expansion of its retail system. The Company initially sold franchise development territories to individual franchisees, granting each franchisee the right to develop multiple retail locations in a cluster within the defined territory. As this program progressed, however, the existing franchisees were either unwilling or unable to develop an acceptable number of retail locations within their respective territories in the time frame required to take maximum advantage of the opportunity.
As a result, the Company initiated a program to repurchase the existing franchise development territories that were perceived as being underdeveloped, and implemented an ongoing strategy to offer franchises predominantly in areas that would not support the development of multiple retail locations. During fiscal 1995, the Company completed the repurchase of those major metropolitan areas that were perceived as being underdeveloped, including Atlanta, Georgia; Los Angeles, California; and Denver, Colorado. The Company's franchise agreements do not require the Company to purchase the franchise and the Company does not expect a continuing pattern of such repurchases in the future. The Company believes that the areas subject to franchise development territory agreements that remain in effect are being adequately developed so as not to require any immediate additional repurchase efforts.

     RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net product sales and the percentage change versus the prior period for each line item presented, as taken from the Company's Consolidated Statements of Operations. The reader should note that the twelve months ended February 1, 1997 are being compared to the unaudited results for the 12 months ended February 3, 1996. Furthermore, the results for the nine months ended February 3, 1996 are compared to unaudited results for nine months ended January 31, 1995 (dollars in thousands).


                          12 MONTHS ENDED                    1997   VS  1996
                   FEBRUARY 1, 1997   FEBRUARY 3, 1996      INCREASE(DECREASE)
                  AMOUNT      %       AMOUNT      %         AMOUNT         %

Net product sales  $56,032  100.0     $46,145  100.0     $   9,887       21.4
Cost of goods sold  23,557   42.0      19,864   43.0         3,693       18.6
Gross profit        32,475   58.0      26,281   57.0         6,194       23.6
Fees, royalties
& other             1,280     2.2         938    2.0           342       36.5
Gross margin       33,755    60.2       27,219  59.0          6,536      24.0
Operating expenses,
excluding special
charges            31,751    56.7       32,513  70.5            762       2.3
Income (loss) from
operations before
special charges     2,004     3.5       (5,294) (11.5)        7,298     137.9
Special charges     2,701     4.8           0     0.0         2,701      N/A
Loss from operations(697)    (1.3)      (5,294) (11.5)        4,597      86.8
Other income
(expenses)        (1,650)    (2.9)      (1,283)  (2.8)          367      28.6
Loss before taxes (2,347)    (4.2)      (6,577) (14.3)         4,230     64.3
Income tax benefit(2,609)    (4.7)      (1,388)  (3.1)         1,221      N/A
Net Income (loss)   $262      0.5      ($5,189)  (11.2)       $5,451     105.0



                      9 MONTHS ENDED                        1996   VS. 1995
                 FEBRUARY 3, 1996  JANUARY 31, 1995       INCREASE(DECREASE)
                 AMOUNT      %          AMOUNT   %         AMOUNT         %

Net product sales $35,484  100.0     $32,147  100.0     $   3,337       10.4
Cost of goods sold 13,310   37.5      14,193   44.2          (883)      (6.2)
Gross profit       22,174   62.5      17,954   55.8         4,220       23.5
Fees, royalties
& other               741    2.1       1,143    3.6          (402)     (35.2)
Gross margin       22,915   64.6      19,097   59.4         3,818       20.0

Operating expenses,
excluding  special
charges            22,724   64.0      20.478   63.7          2,246      11.0
Income (loss) from
operations before
special charges       191    0.6      (1,381)  (4.3)        1,572      113.8
Special charges       0      0.0         0      0.0             0        0.0
Income (Loss) from
operations            191    0.6      (1,381)   (4.3)       1,572      113.8
Other income
(expenses)           (879)  (2.5)       (475)   (1.5)         404       85.1
Income before taxes  (688)  (1.9)     (1,856)   (5.8)        1,168      62.9
Income tax benefit (1,388)  (3.9)         0      0.0         1,388       N/A
Net Income (loss)    $700    2.0     ($1,856)   (5.8)       $2,556     137.7

     TWELVE MONTHS ENDED FEBRUARY 1, 1997 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 3, 1996

     Net product sales for the twelve months ended February 1, 1997 increased 21.4% to $56,032,000 compared to $46,145,000 for the twelve months ended February 3, 1996. Of the $9,887,000 net product sales increase, approximately 23% of the increase is attributable to retail sales and 64% of the increase is attributable to increased direct marketing sales. Same store sales showed strong improvement with an increase of $1,345,000 or 9.3% for the twelve months ended February 1, 1997, when compared to the same period in the prior year. As of February 1, 1997, the Company owned and operated 49 retail locations, compared to 54 locations as of February 3, 1996. Franchise locations increased to 47 locations from 43 at February 3, 1996. The number of Direct Mail pieces during the twelve months ended February 1, 1997, decreased to approximately 11.7 million from
13.8 million pieces mailed for the same period in the prior year.

     Cost of sales as a percentage of net sales was 42% for the twelve months ended February 1, 1997, compared to 43% for the same twelve-month period ended in the prior year. This improvement is primarily the result of continuing improvements in labor and overhead and streamlining the Company's order fulfillment system.

     Operating expenses excluding special charges declined as a percentage of net sales to 56.7% for the twelve months ended February 1, 1997, compared to 70.5% for the same twelve-month period in the prior year. The reduction in operating expenses as a percentage of net sales is primarily a result of improved management practices and cost containment efforts, coupled with increased sales.

     The Company recorded a special charge of $2,701,000 for the twelve months ended February 1, 1997 which is comprised primarily of: a) reserve
for  certain   costs   associated   with   the   Company's  relocation  and
consolidation of its manufacturing and distribution facilities and its business offices into a new facility in Aurora, Illinois; b) reserve for costs associated with a plan to close up to five Company-owned stores that are not performing profitably; and, c) write-down of the existing order entry computer system in anticipation of replacing it during the upcoming fiscal year.

     Interest expense increased from $1,154,000 for the twelve months ended February 3, 1996, to $1,491,000 for the twelve months ended February 1, 1997, an increase of $337,000 as a result of additional borrowings.

     For the twelve months ended February 3, 1996 and February 1, 1997, the Company has recorded a net tax benefit of $1,388,000 and $2,609,000, respectively, which relates mainly to the recognition of a portion of the net deferred tax asset which was generated as a result of net operating losses incurred in prior periods, as well as the benefit associated with the loss before taxes in the current period.

     At February 1, 1997, net deferred tax assets were $5,375,000 after a valuation allowance of zero. The Company believes it is more likely than not that $5,375,000 of the available NOL carryforwards will be utilized prior to their expiration.

     To the extent that the NOL carryforwards and existing deductible temporary differences are not offset by existing taxable temporary differences reversing within the carryforward period, approximately $13,500,000 of the remaining net operating loss carryforwards is expected to be realized by achieving future profitable operations, based on the following:

     1. Significantly improved operating earnings during the prior fiscal year, excluding the impact of certain one-time special charges. Continued improvement is anticipated in future years.

     2. Significant cost containment efforts continued to intensify in the prior fiscal year and included head count reductions, improved inventory management, reduced capital expenditures and hiring freezes for most of the year and enhanced control over catalog-related expenses.

     3. Future cost containment efforts will continue into the next fiscal year and include closing under-performing stores, scaling back or eliminating certain under-performing catalogs, reducing the number of prospecting catalogs to be sent, and the relocating and consolidating of the Company's corporate, manufacturing and distribution facilities.

The NOLs do not begin to expire until the year 2005.

     As indicated above, realization of the recorded net tax benefit of $5,375,000 is dependent upon generating sufficient taxable income prior to expiration of the NOL carryforwards. Although realization is not assured, the Company believes that it is more likely than not that the recorded benefit will be realized. However, the amount of such realization could be either increased or reduced in the near term if estimates of future taxable income during the carryforward period are changed.

     The Company reported a net income of $262,000 for the twelve months ended February 1, 1997 compared to a net loss of $5,189,000 for the twelve months ended February 3, 1996.

     NINE MONTHS ENDED FEBRUARY 3, 1996 COMPARED TO NINE MONTHS ENDED JANUARY 31, 1995

     Net product sales for the nine months ended February 3, 1996 increased 10.4% to $35,484,000 compared to $32,147,000 for the nine months ended January 31, 1995. Of the $3,337,000 net product sales increase, approximately 30% of the increase is attributable to retail sales and 58% of the increase is attributable to increased direct marketing sales. Same store sales were basically flat with a modest increase of $35,000 or 0.4% for the nine months ended February 3, 1996, when compared to the same time period in the prior year. As of February 3, 1996, the Company operated 54 retail locations compared to 50 locations as of January 31, 1995. Franchise locations decreased to 43 locations from 46 at January 31, 1995. The number of Direct Mail pieces during the nine months ended February 3, 1996, increased to approximately 10.3 million from 9.8 million pieces mailed for the same period in the prior year.

     Cost of sales as a percentage of net sales was 37.5% for the nine months ended February 3, 1996, compared to 44.2% for the same nine-month period ended in the prior year. The decrease in the cost of goods sold percentage from 1996 to the prior year is primarily the result of improvements in labor and overhead, as well as streamlining that has occurred in the Company's order fulfillment system.

     Operating expenses were basically flat as a percentage of net sales at 64.0% for the nine months ended February 3, 1996, compared to 63.7% for the same nine-month period in the prior year. The improvements made in the nine months ended February 3, 1996, due to cost reduction programs implemented by the new management team, are somewhat masked due to one-time costs associated with significant organizational changes (i.e., severance, etc.).

     Interest expense increased from $334,000 for the nine months ended January 31, 1995 to $866,000 for the nine months ended February 3, 1996, an increase of $532,000. This increase reflects additional borrowings over the prior period , as well as $120,000 of fees paid in association with the amendments to the existing term loan.

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

     To the extent that the NOL carryforwards and existing deductible temporary differences are not offset by existing taxable temporary differences reversing within the carryforward period, $1,600,000 of the remaining net operating loss carryforwards is expected to be realized by achieving future profitable operations based on the following:

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

     3. While pre-tax operations for the period ended February 3, 1996 resulted in a pre-tax loss of $688,000, the Company believes that operations for the period would have been profitable had they not been adversely affected by the neccessary implementation of the strategy described above which resulted in significant non-recurring charges. These improved results for the period ended February 3, 1996 compare with a net loss of $7,745,000 for the year ended April 30, 1995.

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

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash of $2,283,000 was used in the Company's operating activities for the twelve months ended February 1, 1997, compared to $74,000 for fiscal 1996 and $5,170,000 in fiscal 1995. The increase in cash used during the most recent period, when compared to the prior period, is primarily the result of the reducing accounts payable by $4.3 million from $6.6 million at February 3, 1996 down to $2.3 million at February 1, 1997. During fiscal years 1994 and 1995, the Company provided financing arrangements to certain of its franchisees. As of February 1, 1997, $72,000 was due from franchisees in the form of notes receivable, compared to $252,000 due at February 3, 1996. The Company has no plans to provide financing to any of its franchisees in the future.

     The Company's allowance for doubtful accounts and sales returns decreased from $719,000 as of April 30, 1995 to $500,000 as of February 3, 1996. The allowance remained basically flat at $506,000 as of February 1, 1997. The decrease from 1995 to February 3, 1996 reflects improved processes implemented by the Company's financial management, which has resulted in fewer accounts that involve credit risk. Furthermore, the Company has implemented new collection procedures that have reduced the overall aging (past due status) of accounts receivable.

     For the year ended February 1, 1997, net cash used in investing activities was $1,125,000 compared to $1,679,000 for the nine months ended February 3, 1996 and $6,036,000 in fiscal 1995. The capital expenditures for the twelve months ended February 1, 1997 were primarily for new retail stores, as well as for manufacturing and data processing equipment and systems. Also in the current fiscal year, the Company purchased the stock of British Links Golf Classics, Inc. for $1,260,000 which is comprised of a combination of cash, Successories stock and promissory notes. (See Note 3 in the Notes to Consolidated Financial Statements.) The Company expects moderate expansion of its retail stores during the coming fiscal year.

     Net cash provided by financing activities during the twelve months ended February 1, 1997, was $2,178,000, compared to $1,805,000 for the nine months ended February 3, 1996 and $11,478,000 in fiscal 1995. At February 1, 1997, options for 982,000 shares were outstanding, of which 469,000 were exercisable. These options were issued at exercise prices equal to the fair market value of the underlying common stock at the date of grant. A portion of such options are below current market value and a portion of such options are above current market value.

     During the twelve months ended February 1, 1997, the Company issued Series A and B preferred stock. Net proceeds were $6,382,000 and were used to pay down existing debt and accounts payable. (See Note 15 in the Notes to Consolidated Financial Statements)

     On January 12, 1995, the Company sold 150,000 shares of common stock for $13.2825 per share, or an aggregate of $1,992,375 in an off-shore transaction to a non-U.S. person pursuant to Regulation S under the Securities Act. Regulation S is a safe harbor exemption from registration under the Securities Act for sales of securities that occur outside the U.S. The proceeds of the sale were used for working capital to fund product inventories for the holiday season.

     On October 25, 1994, the Company entered into a credit facility with its bank. The facility was comprised of two revolving lines of credit: a $7,500,000 Fixed Asset Revolving Loan (the Fixed Asset Loan), and a
$7,500,000 Revolving Credit Loan (the Working Capital Loan). Both facilities were unsecured.

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

     Under its credit facility, the Company was required to maintain certain financial ratios and levels of net worth and, among other things, future indebtedness, dividends and capital expenditures were restricted.

     As of April 30, 1995, the Company was in default of several covenants contained in its credit facility. As a result, on May 31, 1995, the Company and its bank executed an Agreement ("the Forbearance Agreement") which revised the covenants set forth in the original credit facility and which restricted advances on the Company's Working Capital Loan to $500,000. The Forbearance Agreement expired on July 31, 1995, and was replaced by an Amended and Restated Credit Agreement ("the Credit Agreement").

     The Credit Agreement was comprised of a $10.0 million Term Loan ("the Term Loan") and a $3.0 million Revolving Loan ("the Revolving Loan"). Both facilities are secured by all assets of the Company. As of July 31, 1995, amounts due to the bank under the original Loan Agreement were converted to the Term Loan.

     On September 25, 1995, an amendment ("the Amendment") was made to the Credit Agreement that lowered the borrowing base associated with the
Revolving Loan. The Amendment: (1) reduced the borrowing base for inventory to $6.0 million from $7.0 million; (2) reduced the borrowing base for Accounts Receivable from $1.55 million to $1.0 million; and (3) fixed the predetermined borrowing limit at $2.0 million.

     In  November 1995, the Company negotiated a total amount of additional
financing   of   $1.5   million.    This  amount  was  raised,  in  various
installments,  principally  from  management   (Mac   Anderson   and  James
M. Beltrame), significant shareholders, and various members of the Board of Directors. The total principal amount carried an annual interest rate of 10% and matured November 1, 1996. The $1.5 million of principal also contained warrants to purchase 120,000 shares of common stock at a price of $4.725. The warrants were granted to each lender on a specified pro rata basis. The Company extended the maturity date for $1,250,000 of the original amount financed through November 11, 1997. The annual interest
rate  for the extended financing  remains  at  10%.   The  Company  granted
125,000 options on a pro rata basis to each lender participating in the extended financing.

     The Company reduced the Term Loan by $1 million as of January 31, 1996, as required by the Credit Agreement. The remaining $9 million matured May 1, 1996. The Term Loan bears interest at the prime rate plus 1.0%.

     The Revolving Loan expired on January 1, 1996.

     On February 7, 1996, an amendment (the "Second Amendment") was made to the Credit Agreement to reestablish the Revolving Loan which had expired on January 1, 1996. The Revolving Loan allowed the Company to borrow up to $2.5 million, subject to certain borrowing base restrictions. Mr. Anderson and Mr. Beltrame severally guaranteed one million dollars of the Revolving
 Loan.

     On May 1, 1996, an amendment (the "Third Amendment") was made to the Credit Agreement to extend the maturity date of both the Revolving Loan and Term Loan to May 1, 1997. The Agreement to extend the Term Loan maturity date includes a provision requiring a monthly principal payment of $75,000 effective June 1, 1996.

     On December 16, 1996, the Credit Agreement (the "Fourth Amendment") was amended to change the borrowing limitations under the Revolving Loan to 20% of Eligible Retail Inventory with all other borrowing base calculations remaining unchanged. The amendment also ratified the Company's acquisition of British Links Golf Classics, Inc.

     On December 17, 1996, the Credit Agreement was further amended (the "Fifth Amendment") to reflect the payment by the Company of $4,000,000 on the $8,475,000 Term Loan and the bank's agreement to increase the Company's Revolving Loan to a maximum of $4,000,000. The interest rate for both credit facilities was set at the Prime Rate in effect from time to time plus one percent. The maturity date for the Term Loan and Revolving Loan were extended to May 1, 1998. The amendment also requires the Company to remit monthly principal and interest payments on the Term Loan in the amount of $94,808.

     On January 30, 1997, the Credit Agreement was further amended (the "Sixth Amendment") to allow for the execution of a standby letter of credit by the Company which was previously restricted by the terms of the Credit Agreement. The ability to issue a standby letter of credit was required by the Company in order to provide adequate security in connection with the Company's construction and lease of a new corporate headquarters and manufacturing facility.

     The Company believes that internally-generated funds and the credit facilities will be sufficient to meet its current operating needs and to fund anticipated capital expenditures in fiscal year ending January 31, 1998.

     The funding for the relocation to the new facility as well as related leasehold improvements of approximately $2,000,000 and the purchase of a new computer system will be obtained by using the available $4,000,000 on the Revolving Loan and any remainder will be obtained through operating income of the Company.

     SEASONALITY

     The Company generally experiences peak sales in the fourth quarter of its fiscal year (November through January) due to the holiday season, and its lowest sales levels in its second fiscal quarter (May through July). The effects of seasonality are greater in the Company's retail operations than in its catalog operations. Most expenses are incurred evenly throughout the year, although some selling and administrative expenses are variable with sales. The Company's quarterly operating results may also vary depending upon such factors as the opening of new stores, new catalog mailings, and the timing of new product introductions by the Company. The Company's cash requirements generally reach a seasonal peak in October to finance increased inventory levels needed to meet third and fourth quarter sales demand.

     INFLATION

     The Company does not believe that inflation has had a material impact on its operations.

     DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, management's long-term performance goals, programs to reduce the Company's costs and enhance asset utilization, the potential realization of benefits from net operating loss carryforwards prior to their expiration, the Company's generation of funds sufficient to meet its current operating needs and to fund anticipated capital expenditures, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this From 10-K or in any document incorporated by reference herein.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See  the  Index to Financial Statement Schedules on  page  F-1.   Such
Financial Statements and Schedules are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                            PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     Information regarding the above will be included under the caption, "Election of Directors," in the Company's definitive proxy statement for its 1997 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after February 1, 1997, and is incorporated herein by reference. Information regarding executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K, and Instruction 3, Item 401(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding the above will be included under the caption, "Compensation and Other Transactions with Management," in the Company's definitive proxy statement for its 1997 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after February 1, 1997, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the above will be included under the caption, "Security Ownership," in the Company's definitive proxy statement for its 1997 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after February 1, 1997, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding the above will be included under the caption, "Compensation and Other Transactions with Management," in the Company's definitive proxy statement for its 1997 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after February 1, 1997, and is incorporated herein by reference.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   See Index to Financial Statements

          2.   Financial Statement Schedules  are  incorporated  herein  by
               reference.   Such  Financial  Statements  and  Schedules are
               incorporated herein by reference.

          3. See Index to Exhibits immediately following the signature page.

     (b) There were no reports on Form 8-K filed during the quarter ended February 1, 1997.

     (c)  See Index to Exhibits immediately following the signature page.

     (d)  See Index to Financial Statements and Financial Schedules on page
          F-1.


ITEM  14(A).    INDEX  TO  FINANCIAL  STATEMENTS  AND  FINANCIAL  STATEMENT
SCHEDULES
                                                             PAGE

(1)  Financial Statements:

  Report of Independent Accountants....................F-2 & F-3
  Consolidated Balance Sheets................................F-4
  Consolidated Statements of Operations......................F-5
  Consolidated Statements of Changes in Shareholders' Equity.F-6
  Consolidated Statements of Cash Flows......................F-7
  Notes to Consolidated Financial Statements.................F-8

(2)  Financial Statement Schedule:
     Schedule II - Valuation and Qualifying Accounts

     All other schedules called for under Regulation S-X are not submitted because they are not applicable, or not required, or because the required information is not material or is included in the financial statements or notes thereto.

                                F-1


                 REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and the Stockholders of
Successories, Inc.




We have audited the accompanying consolidated balance sheet of Successories, Inc. (an Illinois corporation) and subsidiaries as of February 1, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Successories, Inc. and subsidiaries as of February 1, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on Page S-1 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP
Chicago, Illinois
April 18, 1997




                           REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and the Stockholders
of Successories, Inc.



In our opinion, the accompanying consolidated balance sheet at February 3, 1996 and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity for the period May 1, 1995 through February 3, 1996 and for the year ended April 30, 1995 of Successories, Inc. present fairly, in all material respects, the financial position, results of operations and cash flows of Successors, Inc. and its subsidiaries as of February 3, 1996 and for the period May 1, 1995 through February 3, 1996 and for the year ended April 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Successories, Inc. for any period subsequent to February 3, 1996.






PRICE WATERHOUSE LLP
Chicago, Illinois
April 26, 1996, except as to the
pro forma information for the period
May 1, 1995 through February 3, 1996
presented in Note 10, the date of
which is April 18, 1997





                          SUCCESSORIES, INC.

                      CONSOLIDATED BALANCE SHEETS

                                           February 1,     February 3,
ASSETS                                       1997             1996
Current assets:
  Cash                                      $  -0-        $ 1,230,000
  Accounts and notes receivable, net         4,157,000      3,296,000
  Inventories, net                           8,970,000      9,088,000
  Prepaid catalog expenses                   2,006,000      3,725,000
  Other prepaid expenses                     1,180,000      1,067,000
Total current assets                        16,313,000     18,406,000

Property and equipment, net of accumulated
depreciation and amortization                8,000,000     10,615,000
Notes receivable, net                          301,000        471,000
Deposits                                       378,000        173,000
Deferred income taxes                        5,375,000      1,600,000
Intangible and other assets net of accumulated
  amortization of $1,065,000 and $925,000    2,313,000        901,000

Total assets                               $32,680,000    $32,166,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt         $2,215,000    $ 1,882,000
  Accounts payable                           2,318,000      6,652,000
  Reserve for stores to be closed              420,000             --
  Reserve for relocation-related expenses      497,000             --
  Other accrued expenses                       747,000      1,487,000
Total current liabilities                    6,197,000     10,021,000
Long-term debt                               4,094,000      8,528,000
Total liabilities                           10,291,000     18,549,000

Minority interests in consolidated
  subsidiaries                                 509,000          583,000

Commitments and contingencies

Mandatorily redeemable Series B
Preferred stock -                             5,472,000            --
$100 par value, 1212 shares authorized and outstanding

Stockholders' equity:
  Common stock $.01 par - 20,000,000
    shares authorized; 5,703,000 and
    5,208,000 shares issued and
    outstanding, respectively                   57,000         52,000
  Common stock warrants                        370,000        370,000
  Additional paid-in capital                20,362,000     16,301,000
  Accumulated deficit                      (4,345,000)    (3,481,000)
  Foreign currency translation adjustment     (36,000)      (208,000)
Total stockholders' equity                  16,408,000     13,034,000
Total liabilities and stockholders' equity $32,680,000    $32,166,000

         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             SUCCESSORIES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Period May 1, 1995
                        Year  Ended          through              Year Ended
                      FEBRUARY 1,1997      FEBRUARY 3, 1996       APRIL 30, 1995

Net product sales         $56,032,000        $35,484,000           $42,809,000
Cost of goods sold         23,557,000         13,310,000            20,748,000

Gross profit on product    32,475,000         22,174,000            22,061,000

Fees, royalties and
other income                1,280,000            741,000             1,340,000

Gross margin               33,755,000         22,915,000            23,401,000

Operating expenses,
excluding special charges  31,751,000         22,724,000           30,267,000
Special Charges             2,701,000            -                     -

Income(loss) from
operations                   (697,000)           191,000          (6,866,000)

Other income (expense):
 Minority interests in
 subsidiaries                (184,000)            (100,000)          (181,000)
 Interest Income               19,000               48,000             49,000
 Interest expense          (1,491,000)            (866,000)          (622,000)
 Other                          6,000               39,000           (125,000)
Total other expense        (1,650,000)            (879,000)          (879,000)

Loss before income
taxes                      (2,347,000)            (688,000)         (7,745,000)

Income tax benefit         (2,609,000)          (1,388,000)              -

Net income(loss)           $  262,000        $     700,000         ($7,745,000)

Earnings (loss) per common and
common   equivalent   share ($   .16)        $        .13          ($     1.60)



                 The accompanying notes to consolidated financial statements are an integral part of these statements.

                             SUCCESSORIES, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                   Foreign
                            Additional             Currency            Total
             COMMON STOCK    Paid-In  Accumulated Translation      Stockholders'
           SHARES   AMOUNT  CAPITAL   (DEFICIT)    ADJUSTMENT WARRANTS EQUITY

Balance at
April 30,
1994     4,735,000  $48,000  $12,859,000 $3,564,000 ($28,000)       $16,443,000
Net loss                                 (7,745,000)                 (7,745,000)
Foreign currency
translation
adjustment                                            (29,000)          (29,000)
Common stock transactions:
Sales of
common
shares    158,000    1,000     2,033,000                              2,034,000
Exercise of
stock
options   224,000    2,000       919,000                                921,000

Balance at
April 30,
1995    5,117,000   51,000    15,811,000 (4,181,000)  (57,000)      $11,624,000

Net income                                  700,000                     700,000
Foreign currency
translation
adjustment                                            (151,000)        (151,000)
Issuance of warrants                                           $378,000 378,000
Common stock transactions:
Sales of common
shares    79,000     1,000      433,000                                 434,000
Exercise of stock
options and
warrants  12,000      -          57,000                          (8,000) 50,000

Balance at
February 3,
1996   5,208,000    52,000   16,301,000 (3,481,000) (208,000) 370,000 13,034,000

Net Income                                 262,000                      262,000
Foreign
currency translation
adjustment                                           172,000            172,000
Preferred stock transactions:
Preferred stock
dividends                                  (33,000)                     (33,000)
Accretion of
Preferred stock
discount                                (1,093,000)                  (1,093,000)
Common stock
transactions:
British Links
acquisi-
tion     91,000      1,000      499,000                                 500,000
Sales of common
shares   65,000      1,000      313,000                                 314,000
Conversion of Series A
pref-
erred
shares  301,000      3,000    1,997,000                               2,000,000
Tax benefit of stock
options exercised             1,050,000                               1,050,000
Exercise of
stock
options  38,000       0         202,000                                 202,000

Balance at
February 1,
1997  5,703,000   $57,000  $20,362,000 ($4,345,000)($36,000)$370,000$16,408,000










              The accompanying notes to consolidated financial statements are an integral part of these statements.

                                        SUCCESSORIES, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Period May 1, 1995
                              Year Ended        through           Year Ended
                           FEBRUARY 1, 1997  FEBRUARY 3,1996     APRIL 30, 1995

Cash flows provided by
(used in) operating activities:

Net income (loss)                $  262,000       $  700,000      ($7,745,000)
Adjustments to reconcile
net income (loss) to
net cash used in operating
activities net of effects of
purchase transaction:
Depreciation & amortization
expense                           3,527,000        1,388,000        1,471,000
Deferred income taxes            (2,656,000)      (1,600,000)           --

                                  1,133,000          488,000        (6,274,000)
Changes in operating assets and
liabilities:
Accounts and notes receivable      (853,000)         485,000           239,000
Inventories                         428,000         (735,000)       (1,633,000)
Prepaid catalog expense           1,844,000       (1,166,000)         (314,000)
Other prepaid expenses             (113,000)         420,000          (732,000)
Accounts payable                 (4,617,000)         380,000         3,166,000
Reserve for stores to be closed     420,000             --               --
Reserve for relocation-related
expenses                            497,000             --               --
Accrued expenses                    689,000           271,000          366,000
Other                            (1,711,000)         (217,000)          11,000

Net cash used in operating
activities                        (2,283,000)         (74,000)      (5,170.000)

Cash flows from investing activities:
Net cash paid in acquisitions       (360,000)             -           (126,000)
Purchase of property and equipment  (765,000)       (1,679,000)     (5,910,000)
Net cash used in investing
activities                        (1,125,000)       (1,679,000)     (6,036,000)

Cash flows from financing activities:
 Proceeds from issuing
common stock, net                    314,000           434,000        2,034,000
Proceeds from issuing Series A and B
preferred stock, net               6,382,000               --             --
Proceeds from exercise of stock
options and warrants                 202,000             57,000         922,000
Preferred stock dividends            (11,000)              --             --
Proceeds from debt borrowings      2,500,000          4,551,000      14,972,000
Repayments of debt                (7,209,000)        (3,237,000)     (6,450,000)
Net cash provided by financing
activities                         2,178,000          1,805,000      11,478,000

Net increase (decrease) in cash   (1,230,000)            52,000         272,000

Cash at beginning of period        1,230,000          1,178,000         906,000

Cash at end of period             $       0          $1,230,000      $1,178,000



                The accompanying notes to consolidated financial statements are an integral part of these statements.

                        SUCCESSORIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF THE BUSINESS:

Successories, Inc. (formerly Celex Group, Inc.), a holding company, and its subsidiaries, Celebrating Excellence Inc., Celebrating Excellence of Illinois, Inc., Celex Successories, Inc., Successories DFW Joint Venture, Successories Minnesota Joint Venture and Successories of Illinois, Inc., (collectively, the "Company") is in the business of creating and marketing proprietary and purchased products for personal and business motivation. The Company considers itself a single line of business with products that are marketed primarily under its SUCCESSORIES, WINNERS collection and BRITISH LINKS trade names through direct marketing (both catalog and telemarketing), retail sales (both franchise and Company-owned stores), and wholesale distribution. The Company operates a chain of Successories retail stores located primarily throughout the United States. A portion of the Company's sales are made through the extension of credit. Accounts receivable from credit sales are generally unsecured.

The Company also operates a franchising program whereby it sells franchises to market the Celebrating Excellence line of products under the Successories trademark. Notes receivable from franchisees, when accepted, are secured by the personal guarantee of the franchisee as well as by the assets of the franchise store.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHANGE IN REPORTING PERIODS AND YEAR END

Effective May 1, 1995, the Company changed its reporting period to a 4-5-4 week format. In addition, the Company changed its year end from April 30 to the Saturday closest to January 31 (i.e., February 1, 1997 and February 3,
1996). The change was made to conform with retail industry reporting practices.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial results of franchise operations have not been reflected in the Company's financial statements.

REVENUE RECOGNITION

Net   revenues  include  retail,  direct  mail  and  wholesale activities.
Retail sales include sales at Company-owned stores, net of returns and allowances. Wholesale and direct mail revenues, as well as product sales to franchisees, are generally recognized at the time orders are shipped.

The Company recognizes initial franchise fee revenue when all material services or conditions relating to the sale of a franchise have been substantially performed or satisfied; generally coincident with the retail store opening. No deferred revenue was recorded as of February 1, 1997 or February 3, 1996.

The Company's franchise agreements generally require franchisees to remit royalty payments of 2% of gross revenues derived from proprietary product sales. The Company records this income as earned.

ACCOUNTS AND NOTES RECEIVABLE, NET

These receivables include $198,000 and $519,000 of notes receivable at February 1, 1997 and February 3, 1996, respectively. Accounts and notes receivable are net of an allowance for doubtful accounts and sales returns of $506,000 and $500,000 at February 1, 1997 and February 3, 1996,
respectively. As of February 1, 1997 and February 3, 1996, approximately 17% and 32%, respectively, of accounts and notes receivable were due from Successories franchisees.

INVENTORIES, NET

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PREPAID CATALOG EXPENSES

Prepaid catalog expenses consist primarily of catalog and related production and mailing costs. The Company changed its amortization period for catalog costs effective February 1, 1995. The effect of this change in estimate increased amortization expense for the year ended April 30, 1995 by $702,000 and decreased net income by $702,000 ($0.14 per share).

Effective May 1, 1995, the Company adopted SOP 93-7, "Reporting on Advertising Costs," which outlines the accounting for direct marketing
advertising  costs.   The   Company   expenses   the  production  costs  of
advertising as incurred, except for direct-response advertising which is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of mail order catalogs for the Company's products. The capitalized costs of such advertising are amortized over the twelve-month period following the date the catalog was mailed based upon historical patterns of catalog response. The adoption of this new accounting policy did not have a material effect on the Company's financial statements.

At  February  1,  1997  and  February  3,  1996, $2,006,000 and $3,725,000,
respectively, of advertising was reported as assets.

Advertising   expense   was  $11,062,000,  $7,353,000,   and   $11,471,000,
respectively, for the year ended February 1, 1997, the period May 1, 1995 through February 3, 1996 and the year ended April 30, 1995, respectively.

OTHER PREPAID EXPENSES

Prepaid licensing cost is being capitalized and amortized over a three-year period. Historically, this cost has been amortized over a two-year period. The change in the amortization period was made to better approximate the product lifecycle. This change resulted in an increase in income of approximately $48,000 during the year ended February 1, 1997.



PROPERTY AND EQUIPMENT

Property  and  equipment  are  recorded  at   cost  with  depreciation  and
amortization provided for on a straight-line basis over the estimated useful lives (ranging from 3 to 15 years) of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the
useful life of the improvement or the term of the  lease.   Major  renewals
and betterments are capitalized and maintenance and repair costs are charged to expense as incurred.

During the year ended February 4, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company recorded special charges of approximately $1,689,000 for the year ended February 1, 1997, to write down certain assets to their fair value. These assets included the order entry computer system which the Company plans to replace during 1997 and certain leasehold improvements in relation to the relocation to the Company's new manufacturing/warehouse facility.

INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this Standard, a deferred tax asset or liability is determined at each balance sheet date by applying rates contained in currently enacted tax laws to amounts that result from temporary differences in the financial statement and tax basis of assets and liabilities. Valuation allowances are provided to reduce net deferred tax assets to amounts for which realization is assessed as more likely than not.

INTANGIBLE AND OTHER ASSETS

Intangible and other assets consist principally of costs in excess of the fair value of net assets acquired in the purchase of certain businesses (Note 3) and the repurchase of certain distribution rights. Such amounts are being amortized on a straight line basis over 60 months to 480 months. Such assets are periodically reviewed to determine recoverability by comparing their carrying value with expected future cash flows.

ACCOUNTS PAYABLE

Checks outstanding, net of approximately $67,000 at February 1, 1997, are included in Accounts Payable.

RESERVE FOR STORES TO BE CLOSED

Represents a reserve account established for certain costs to be incurred in connection with plans to close up to five under-performing stores during the fiscal year ended January 31, 1998.

RESERVE FOR RELOCATION-RELATED EXPENSES

Represents a reserve account established for certain costs associated with relocating and consolidating the Company's office, manufacturing and warehouse facilities into a new facility in Aurora, Illinois.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common and common equivalent shares are computed by dividing net income (loss) less preferred stock dividends by the weighted average number of common shares outstanding during each period presented, including common share equivalents arising from the assumed exercise of stock options and warrants. Common stock equivalents have been excluded from the calculation of earnings per common share for the year ended April 30, 1995 because of their anti-dilutive effect.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries are maintained in local currency. For financial reporting purposes, their balance sheets are translated at current rates of exchange at the balance sheet dates and their statements of operations are translated at average rates of exchange in effect during the reporting period. The cumulative effects of translation adjustments for the balance sheet are reflected as a separate component of shareholders' equity. Gains and losses resulting from foreign exchange transactions are recorded in the results of operations of the period in which they occur. Such amounts were not significant in any period presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of receivables, accounts payable and accruals approximate their fair values because of their short term maturities. The carrying amount of long term debt is also assumed to approximate its fair value because such debt bears interest at floating rates.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3 - ACQUISITIONS:

The Company purchased all of the stock of British Links Golf Classics, Inc. on October 1, 1996 for approximately $1,260,000 which is comprised of a combination of cash, Successories stock and promissory notes. The promissory notes issued by the Company are subordinate to all other debt. British Links Golf Classics, Inc. is a Dallas, Texas-based catalog company which sells golf wall decor and high-end golf gifts.

On October 15, 1995, the Company repurchased the 20% minority interest in Celex Successories, Inc. from its joint venture partner bringing the Company's ownership to 100%. The purchase price of approximately $106,000 was settled through assignment of certain joint venture assets and forgiveness of indebtedness owed by the partner.

On October 30, 1995, the Company purchased certain assets and assumed certain liabilities of a franchisee who operated a Successories retail location in Florida. The purchase price of approximately $128,000 was settled through the assignment of certain assets and the forgiveness of indebtedness owed by the franchisee.

During the year ended April 30, 1995, the Company purchased certain assets and assumed certain liabilities of franchisees who operated Successories retail locations in Washington D.C., Philadelphia, Pennsylvania and Salt Lake City, Utah. The aggregate purchase price for these acquisitions was $299,000, including cash of $126,000 and forgiveness of debt of $173,000. In addition, the Company agreed to pay a royalty to the former owner of the Washington D.C. franchise equal to 10% of the first $625,000 of gross sales within a specific territory and 3% of gross sales, for the period of 36 months thereafter, within the same specific territory.

All of the aforementioned acquisitions were accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the acquisition date.

The results of operations of the acquired businesses are included in the accompanying financial statements from the respective dates of acquisition. The acquired businesses did not materially impact the consolidated financial position or results of operations for the periods presented. In the aggregate, the businesses acquired represent less than 10% of the Company's consolidated assets and income from operations and the investment in the acquired businesses is less than 10% of total Company assets as of February 1, 1997 and February 3, 1996, respectively.

NOTE 4 - INVENTORIES:

Inventories are comprised of the following:

                             February 1,   February 3,
                                1997           1996
  Finished goods             $4,057,000    $5,706,000
  Raw materials               5,081,000     3,533,000
                              9,138,000     9,239,000
  Less - Reserve for
          obsolescence        (168,000)      (151,000)

                             $8,970,000    $9,088,000

NOTE 5 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                            February 1,   February 3,
                               1997          1996
  Furniture and equipment   $ 8,052,000   $ 7,253,000
  Leasehold improvements      7,096,000     7,097,000
  Vehicles                       92,000        92,000

                             15,240,000    14,442,000
  Less - Accumulated depreciation
         and amortization    (7,240,000)   (3,827,000)

                            $ 8,000,000   $10,615,000

NOTE 6 - DEBT:

Debt consists of the following:

                            February 1,   February 3,
                               1997          1996

Line of credit facilities    $4,495,000    $9,000,000

Subordinated notes (unsecured),
less discount of $0 and $308,334 at
February 1, 1997 & February 3, 1996,
respectively                  1,250,000     1,192,000

Subordinated notes payable
(unsecured)                     400,000          -

Capital lease obligations       146,000       183,000

Other                            18,000        35,000
                              6,309,000    10,410,000

Less - Current portion        (2,215,000)  (1,882,000)

                              $4,094,000    $8,528,000


As of April 30, 1995, the Company was in default of several covenants contained in the credit facility which was in effect at that date. As a result, on May 31, 1995, the Company and its bank executed a Forbearance Agreement, which expired on July 31, 1995 and was replaced by an Amended and Restated Credit Agreement (the "Credit Agreement").

The Credit Agreement was comprised of a $10.0 million Term Loan (the "Term Loan") and a $3.0 million Revolving Loan (the "Revolving Loan"). Both facilities are secured by all assets of the Company. As of July 31, 1995, the $9,150,000 amount then due to the bank under the original credit facility was converted to the Term Loan and additional borrowings of $850,000 were made. As required, the Company reduced the Term Loan by $1,000,000 as of January 31, 1996. The remaining $9,000,000 matured on May 1, 1996.

Borrowings under the Revolving Loan were limited to the lesser of a predetermined borrowing base related to specified percentages of eligible receivables and inventory, or a predetermined amount. On September 25, 1995, an amendment (the "Amendment") was made to the Credit Agreement that lowered the borrowing base associated with the Revolving Loan. Borrowing capability under the Revolving Loan expired on January 1, 1996 and all borrowings under that loan, aggregating approximately $1,977,000, were repaid prior to that date.

On February 7, 1996, the Credit Agreement was further amended to reestablish borrowing capabilities through May 1, 1996 under the Revolving Loan to the lesser of (a) 75% of eligible receivables and 15% of eligible inventory, or (b) $2,500,000. Two officers of the company severally guaranteed borrowings under the loan up to an aggregate amount of $1,000,000.

Subsequently, the bank further agreed to extend the maturity date of borrowing capability under both the Term Loan and Revolving Loan to May 1, 1997. In return: (a) the Company agreed to make repayments of borrowings under the Term Loan of $75,000 per month commencing June 1, 1996; (b) the borrowing capabilities under the Revolving Loan were amended to 50% to 70% of eligible receivables and 5% to 40% of eligible inventory depending upon various categories of such assets as specified in the amendment and are subject to unlimited change at the discretion of the bank; and, (c) the Company agreed to use their best efforts to obtain by September 16, 1996, a minimum of $10,000,000 in the form of either (i) a contribution of equity capital and/or (ii) subordinated debt which would not become payable until all bank loans were repaid and would not mature earlier than August 1, 1997. The use of any such proceeds would require the bank's written consent. No change was made in interest rates or with respect to the officers' guarantees. Accordingly, $600,000 of borrowings under the Term Loan have been classified as a current liability in the consolidated balance sheet at February 3, 1996.

Under the Credit Agreement, as amended, among other things, future indebtedness, dividends and capital expenditures are restricted.

On December 16, 1996, the Credit Agreement was amended to change the borrowing capabilities under the Revolving Loan to 20% of Eligible Retail Inventory with all other borrowing base calculations remaining unchanged. The amendment also ratified the Company's acquisition of British Links Golf Classics, Inc.

On December 17, 1996, the Credit Agreement was further amended to reflect the payment by the Company of $4,000,000 on the $8,475,000 Term Loan and the bank's agreement to increase the Company's Revolving Loan to a maximum of $4,000,000. The interest rate for both credit facilities was set at the Prime Rate in effect from time to time plus one percent. The maturity date for the Term Loan and the Revolving Loan was extended to May 1, 1998. The amendment also requires the Company to remit monthly principal and interest payments on the Term Loan in the amount of $94,808. At February 1, 1997, there were no borrowings on the Revolving Loan.

On January 30, 1997, the Credit Agreement was further amended to allow for the execution of a standby letter of credit by the Company which was previously restricted by the terms of the Credit Agreement. The ability to issue a standby letter of credit was required by the Company in order to provide security in the amount of $500,000 in connection with the Company's construction and lease and building of a new corporate headquarters and manufacturing facility.

Interest on borrowings under the original credit facility that was in effect at April 30, 1995 was at LIBOR reserve adjusted rate ("LIBOR") plus 1.5% to 1.75% (7.56% to 7.81% at that date). Under the credit agreement effective July 31, 1995, borrowings under the Term Loan, at the option of the Company, bore interest at LIBOR plus 2.50%, or the prime rate plus 0.25%. Interest on borrowing under the Revolving Loan were at LIBOR plus 2.25%, or the prime rate. Further, there was a fee of 0.5% on the
Revolving Loan commitment. Effective with the September 25, 1995 amendment, interest on the Term Loan was at the prime rate plus 1.0% and on the Revolving Loan was at the prime rate plus 0.75%. Effective with the December 17, 1996 amendment, interest on the Term Loan and on the Revolving Loan was at the prime rate plus 1.0%.

On November 10, 1995, the Company borrowed $1,500,000 from certain investors (including senior executives and members of the Board of Directors). The related subordinated notes were originally due on November 1, 1996, and bear interest at 10%. Concurrent with these borrowings, warrants for the purchase of 120,000 shares of the Company's common stock were issued to the investors (Note 10).

The warrants were valued at $378,000, which amount was recorded as a credit to stockholders' equity with a contra-reduction of the subordinated notes. The notes as so discounted are being accredited to the $1,500,000 principal balance over the term of the notes by charges to income.

The Company extended the maturity date for $1,250,000 of the original amount financed to November 11, 1997. The interest rate for the extended financing remains at 10%. The Company granted 125,000 options on a pro rata basis to each lender participating in the extended financing.

On October 1, 1996, as part of the British Links acquisition, the Company executed a promissory note aggregating $400,000. $100,000 is due May 1, 1997 and October 1, 1997, and $200,000 is due October 1, 1998. Interest is at 8.25%.

The weighted average interest rate on borrowings outstanding as of February 1, 1997 and February 3, 1996 was 9.2% and 8.8%, respectively.

Aggregate future maturities of long-term debt, excluding capital lease obligations, are as follows:

             FISCAL YEAR ENDING

              January  31, 1998             $  2,215,000
              January  30, 1999                3,948,000

                                            $  6,163,000

NOTE 7 - INCOME TAXES:

The consolidated provisions for income taxes consist of the following:

                                           May 1, 1995
                           Year Ended        through             Year Ended
                        FEBRUARY 1, 1997  FEBRUARY 3, 1996     APRIL 30, 1995
 Current provision:
      Federal          $          -            212,000            ($40,000)
      State                    47,000             -                (20,000)
      Foreign                     -               -                    -
 Deferred income tax
 provision                 (2,656,000)       (1,600,000)            60,000
                          ($2,609,000)      ($1,388,000)         $     0

Deferred tax assets (liabilities) are comprised of the following:

                                     February 1,   February 3,
                                        1997         1996

    Deferred tax assets:
     Accounts receivable              $  197,000    $  195,000
     Inventories                          95,000        99,000
     Prepaid expenses                  1,272,000             -
     Loss carryforwards                5,204,000     5,559,000
       Total deferred tax assets       6,768,000     5,853,000

    Deferred tax liabilities:
     Prepaid expenses                 (1,126,000)   (1,612,000)
     Depreciation                       (267,000)       (6,000)
     Total deferred tax liabilities   (1,393,000)   (1,618,000)
     Net deferred tax assets           5,375,000     4,235,000
    Valuation allowance                   -         (2,635,000)

                                      $5,375,000    $1,600,000

At April 30, 1995, the Company had determined, based upon evidence then available, that a valuation allowance of $3,897,000 was required against net deferred tax assets at that date due to the uncertainty as to whether the benefits of net operating loss (NOL) carryforwards would be realized. At that date such valuation allowance reduced net deferred tax assets to zero. At February 3, 1996, net deferred assets were $1,600,000 after a valuation allowance of $2,635,000. At February 1, 1997, net deferred assets were $5,375,000. Although realization is not assured, the Company believes that it is more likely than not that the $5,375,000 deferred tax asset will be realized. Realization of the recorded net tax benefit is largely dependent on generating sufficient taxable income prior to expiration of the NOL carryforwards. However, the amount of such realization could be either increased or reduced in the near term if estimates of future taxable income during the carryforward period are changed.

To the extent that the NOL carryforwards and existing deductible temporary differences are not offset by existing taxable temporary differences reversing within the carryforward period, approximately $13,500,000 of the remaining net operating loss carryforwards is expected to be realized by achieving future profitable operations, based on the following:

    1. Significantly improved operating earnings during the prior fiscal year, excluding the impact of certain one-time special charges. Continued improvement is anticipated in the in future years.

    2. Significant cost containment efforts continued to intensify in the prior fiscal year and included head count reductions, improved inventory management, reduced capital expenditures and hiring freezes for most of the year and enhanced control over catalog-related expenses.

    3. Future cost containment efforts will continue in the next fiscal year and include closing of under-performing stores, scaling back or eliminating certain under-performing catalogs reducing the number of prospecting catalogs to be sent, costly new customer prospecting will be more focused and efficient, and relocating and consolidating the Company's corporate, manufacturing and distribution facilities.

  The provision for income taxes differs from the U.S. statutory federal income tax rate as follows:

                                               May 1, 1995
                            Year Ended            through          Year Ended
                          FEBRUARY 1, 1997    FEBRUARY 3, 1996  APRIL 30, 1995


    Statutory U.S. rate          (34.0%)             (34.0%)         (34.0%)
    State income taxes            (5.0)               (5.0)           (5.0)
    Adjustment to prior year taxes  -                 30.7              -
    Other, primarily
    permanent items                5.6                 12.1             1.4
    Recognition of prior year
    tax benefit                  (77.8)              (205.3)             -
    Valuation allowance                                 -              37.6

                                (111.2%)             (201.5%)           0.0%

The Company files a consolidated income tax return. For tax return purposes the Company has NOL carryforwards of approximately $13,500,000 at February 1, 1997. There were no taxes available for recovery in the statutory carryback period. Unused net operating losses expire in various amounts during fiscal years 2005 through 2012. A portion of the NOL carryforwards relates to deductions arising from the exercise of non-qualified stock options. Accordingly, approximately $1,050,000 is attributable to such stock option deductions, the benefit of which has been credited to additional paid in capital for the year ended February 1, 1997.

NOTE 8 - RELATED PARTIES:

On April 26, 1994, the Company entered into a joint venture agreement with a principal shareholder of the Company to operate a retail location under the name Successories DFW Joint Venture. The Company sold area distribution rights for Dallas, Texas to the principal shareholder for $250,000. The principal shareholder contributed the area distribution rights to the joint venture in exchange for a 40% interest. The Company contributed certain property and equipment with a recorded value of $100,000 in exchange for a 60% interest. Successories DFW Joint Venture has been included in the accompanying consolidated financial statements from the date of acquisition.

During the year ended February 1, 1997 the Company loaned a franchise owned by the daughter of an outside director $77,000 related to the operation of a retail location in Glendale, California.

A member of the Company's Board of Directors who is also a shareholder served as a consultant to the Company on various tax matters. Fees paid to his firm for said services during the year ended April 30, 1995, the period May 1 through February 3, 1996 and the year ended February 1, 1997 were $51,000, $72,000 and $141,000, respectively.

A member of the Company's Board of Directors who is also a shareholder serves as legal counsel to the Company. Fees paid to the law firm in which he is a partner for said services during the year ended April 30, 1995, the period May 1, 1995 through February 3, 1996 and the year ended February 1, 1997 were $589,000, $237,000, and $262,000, respectively.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental disclosures to the consolidated statements of cash flows are as follows:


                                          May 1, 1995
                         Year Ended         through              Year Ended
                      FEBRUARY 1, 1997  FEBRUARY 3, 1996       APRIL 30, 1995

    Cash paid during the
    period for:
       Income taxes        $11,250    $        -                 $  266,000
       Interest          1,277,000         737,000                  534,000


In connection with acquisitions, liabilities were assumed as follows:

                                            May 1, 1995
                           Year Ended         through            Year Ended
                        FEBRUARY 1, 1997  FEBRUARY 3, 1996      APRIL 30, 1995

    Fair value of assets
    acquired                $1,710,000         $225,000             $210,000
    Notes issued              (400,000)
    Net cash paid             (360,000)            -                (126,000)
    Common shares issued      (500,000)            -                    -

    Liabilities assumed       $450,000          $225,000             $ 84,000

NOTE 10 - STOCK-BASED COMPENSATION PLANS:

The Company has a stock option plan, the Celex Group, Inc. Stock Option Plan ("the Option Plan"), and an employee stock purchase plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized in the financial statements. Had compensation cost for the stock purchase plan and for stock options awarded under this plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                             Period
                                                           May 1, 1995
                                             Year Ended      through
                                         FEBRUARY 1, 1997  FEBRUARY 3, 1996
Net Income (Loss): As Reported                $262,000        $700,000
                   Pro Forma                  (389,000)        523,000
EPS:               As Reported                   ($.16)           $.13
                   Pro Forma                     ($.28)           $.10

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Furthermore, management cannot attest to the reliability of the pro forma compensation to predict future pro forma compensation except that it is in full compliance with the FASB Statement No. 123.

The Company may grant options for up to 1,450,000 shares under the Option Plan. The Company has granted options on 1,309,000 shares under the plan through February 1, 1997. Under the Option Plan, the option exercise price equals the stock's market price on date of grant. Options granted under these plans vest after five years and expire after ten years.

During fiscal 1994, the Company initiated a non-compensatory Employee Stock Purchase Plan ("the Plan"). The Company intends that the Plan shall qualify as an "employee stock purchase plan" under Section 423 of the
Internal Revenue Code. Generally, the Plan provides for qualifying employees to elect to have a percentage of their compensation used to purchase common stock of the Company.

During the year ended February 1, 1997, 65,000 shares of the Company's stock were purchased at prices ranging from $4.78 and $6.69. During the period May 1, 1995 through February 3, 1996, 87,123 shares were purchased at prices ranging from $5.31 to $7.43. During the year ended April 30, 1995, 25,000 shares were purchased at prices ranging from $8.75 to $21.75.

A summary of the status of the Option Plan and the Stock Purchase Plan ("the Plans") for the year ended February 1, 1997, for the period May 1, 1995 through February 3, 1996 and the year ended April 30, 1995 and changes during the years then ended is presented in the table and narrative below:

                        For the           For the Period        For the
                      Year Ended          May 1, 1995 to      Year Ended
                   FEBRUARY 1, 1997      FEBRUARY 3, 1996    APRIL 30, 1995
                       Weighted               Weighted          Weighted
                        Average                Average          Average
                  SHARES    EX PRICE   SHARES     EX  PRICE  SHARES   EX PRICE


Outstanding at beginning
 of year         821,250      $5.02    717,000       $4.72   866,250    $4.37
Granted          385,000       6.95    135,250        6.83    82,500     8.60
Exercised       (192,500)      1.90     (3,750)       5.33  (193,000)    4.43
Forfeited        (32,000)      6.22    (27,250)       6.03   (38,750)    6.53
Expired                0                     0                     0
Cancelled              0                     0                     0
Outstanding at
end of year      981,750       6.22    821,250        5.02    717,000    4.72

Exercisable at
end of year      468,950       6.23    448,000        4.07    424,250     3.77


Weighted average
fair value
of options
granted            $5.39                 $5.30                  N/A

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the nine option grants in 1995: weighted average risk-free interest rate of 6.30; expected dividend yields of 0.00 percent; expected life of
10.0 years; weighted average expected volatility of 103.10 percent.


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the fourteen option grants in 1996: weighted average risk-free interest rate of 6.24; expected dividend yields of 0.00 percent; expected life of 10.0 years; weighted average expected volatility of 98.36 percent.

NOTE 11 - EMPLOYMENT AGREEMENTS:

The Company has employment agreements with certain individuals requiring minimum aggregate annual payments of $658,000. The employment agreements are for a three-year term.


NOTE 12 - LEASES AND LEASE COMMITMENTS:

OFFICE SPACE

The Company occupies office, manufacturing and warehouse space under terms of a lease agreement which expires on May 31, 1997. In July, 1996, the Company signed a build-to-suit lease agreement with a 12-year term for a new facility. The Company pays all operating expenses and real estate taxes, building maintenance and repair, and fire and insurance premium costs in excess of stipulated amounts.

In addition, the Company leases its retail store locations under operating leases having terms which are month-to-month or non-cancelable and expire at varying times through fiscal year 2005. The Company is responsible for its proportionate share of real estate taxes and maintenance in addition to insurance for the leased facilities. In addition, certain leases require rent payments equal to a percentage of sales in excess of predetermined levels.

Annual future minimum payments under operating leases with noncancelable terms in excess of one year are as follows:

                             Office &          Retail
    FISCAL YEAR ENDING       WAREHOUSE        LOCATIONS            TOTAL

    January 31, 1998          $843,000       $1,816,000        $2,659,000
    January 30, 1999           759,000        1,478,000         2,237,000
    January 29, 2000           759,000        1,401,000         2,160,000
    February 3, 2001           760,000        1,146,000         1,906,000
    February 2, 2002           760,000        1,068,000         1,828,000
    Thereafter               5,633,000        2,522,000         8,155,000

                            $9,514,000       $9,431,000       $18,945,000


Rental expense recorded during the year ended February 1, 1997, the period May 1, 1995 through February 3, 1996 and for the year ended April 30, 1995, for all operating leases aggregated approximately $3,360,000, $3,270,000 and $2,657,000, respectively.

In connection with the Company's relocation plan, commitments of approximately $1 million have been made primarily relating to fixed assets and relocation expenses, which will be financed using the available $4,000,000 on the Revolving Loan and any remainder, if necessary, will be financed with operating income of the Company.

CAPITAL LEASE OBLIGATIONS

The Company acquired various items of equipment under lease arrangements which are being accounted for as capital leases. Equipment under capital leases has been recorded as property and equipment with a cost of approximately $758,000 and $694,000 at February 1, 1997 and February 3, 1996, respectively, and accumulated depreciation of $621,000 and $516,000 at those dates.

The future minimum lease payments under all capitalized leases together with the present value of the net minimum lease payments are as follows:


     FISCAL YEAR ENDING

       January 31, 1998                    $ 99,000
       January 30, 1999                      30,000
       January 29, 2000                      12,000
       February 3, 2001                       9,000
       February 2, 2002                       9,000
       Total minimum lease payments         159,000
       Less amount representing interest    (13,000)

   Present value of minimum lease payments $146,000

NOTE 13 - RETAIL STORES, FRANCHISING COMMITMENTS AND OBLIGATIONS:

Changes in Company-owned and franchised stores were as follows:


                 COMPANY-OWNED STORES               FRANCHISED STORES
                     May 1, 1995                          May 1, 1995
       Year  Ended      through   Year Ended  Year Ended   through    Year Ended
        February  1,  February 1,  April  30, February  1, February 3, April 30,
           1997          1996         1995       1997        1996       1995

Beginning
of the
period      54            51            35          43         42         28
Opened       8             6            32           6          8         33
Acquired
(British
 Links)      1             0             0           0          0          0
Closed     (14)           (3)          (16)         (2)        (7)       (19)

End of
Period      49            54            51          47         43          42

Franchise fee revenues approximated $51,000, $135,000 and $884,000 for the year ended February 1, 1997, the period May 1, 1995 through February 3, 1996 and for the year ended April 30, 1995, respectively.

The Company is obligated in accordance with the terms of each franchisee's respective franchise agreement to provide certain services, such as
training,   pre-opening  assistance,  site   selection,   advertising   and
promotion.

NOTE 14 - LEGAL MATTERS:

In the ordinary course of conducting its business, the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or results of operations.

NOTE 15 - PREFERRED STOCK:

On September 16, 1996, the Company issued 400 shares of Series A Cumulative Convertible Preferred Stock with a liquidation preference of $5,000 per share and a par value of $100 per share in an off-shore transaction to a non-U.S. person pursuant to Regulation S under the United States Securities Act of 1933, as amended. Regulation S is a safe harbor exemption from registration under the Securities Act for sales of securities that occur outside the U.S. The 400 shares of Series A Cumulative Convertible Preferred Stock were converted into $2,000,000 of Common Stock during the year.

On December 17, 1996, the Company issued 1,212 shares of Series B $100 par Cumulative Convertible Preferred Stock in a transaction exempt from registration pursuant to Regulation D under the Securities Act. Each share has a liquidation preference of $5,000 and a par value of $100 per share.

The Series B Cumulative Convertible Preferred Stock is convertible into common stock as follows:

  (i) 50% of the shares are convertible into $3,030,000 of common stock on the 61st day following the closing of the transaction;

  (ii) 100% of the shares are convertible into $6,060,000 of common stock on the 91st day following the closing of the transaction.

The convertible preferred shares are entitled to a dividend at a rate of 4.95% per annum.

In the event that the Company enters into a transaction to sell assets or any consolidation or in the event of a change in control, the Company is required to redeem the Series B Preferred Stock.

For the year ended February 1, 1997, none of the shares of the Series B Cumulative Convertible Preferred stock have been converted into Common Stock. The accretion discount relating to Series A and Series B Preferred Stock for the year was $1,093,000.


NOTE 16 - EARNINGS (LOSS) PER SHARE:

                                            May 1, 1995
                          Year Ended          through            Year Ended
                       FEBRUARY 1, 1997  FEBRUARY 3, 1996     APRIL 30, 1995

Net Income (Loss):         $262,000           $700,000          ($7,745,000)
Preferred stock
dividends                (1,093,000)             --                   --


Earnings (loss) attributable
to common shareholders     (831,000)           700,000           (7,745,000)

Weighted average number
of common equivalent
shares outstanding        5,321,000          5,467,000            4,854,000

Earnings (loss) per common
and common equivalent
share                        ($.16)               $.13               ($1.60)

NOTE 17 - SPECIAL CHARGES:

The Company recorded a special charge of $2,701,000 for the twelve months ended February 1, 1997 which is comprised primarily of: a) reserve for certain costs associated with the Company's relocation and consolidation of its manufacturing operations and business offices into a new manufacturing and distribution facility in Aurora, Illinois; b) costs associated with a plan to close five Company-owned stores that were not performing profitably; and, c) write-down of the existing order entry computer system in anticipation of replacing it during the upcoming fiscal year.

NOTE 18 - 401(K) PLAN:

The Company has a 401(K) Retirement Savings Plan ("the Plan") in which full-time employees who have completed one year of service are eligible to participate in the Plan. Enrollment is open on the January 1st or July 1st immediately following one year of service. The Company is required to match $.20 on the dollar on the first 6% of deferral.



The Company contributions to the Plan were approximately $30,000 and $37,000 for the year ended February 1, 1997, and the period May 1, 1995 through February 3, 1996, respectively.

NOTE 19 - QUARTERLY INFORMATION (UNAUDITED):

                           For the         For the             For the
                         Year Ended      9 Months Ended       Year Ended
                      FEBRUARY 1, 1997  FEBRUARY 3, 1996     APRIL 30, 1995

FIRST QUARTER
  Net sales                $11,608,000          N/A              $7,776,000
  Gross profit               7,060,000                            5,260,000
  Net earnings (loss)         (838,000)                             216,000
  Earnings (loss) per
  Common share                  ($0.16)                                0.04

SECOND QUARTER
  Net sales                  11,528,000      $ 9,817,000          9,992,000
  Gross profit                6,514,000        5,658,000          6,886,000
  Net earnings (loss)          (808,000)      (1,294,000)           825,000
  Earnings (loss) per
  Common share                    (0.15)           (0.25)              0.16

THIRD QUARTER
  Net sales                  14,223,000        10,816,000        14,379,000
  Gross profit                7,819,000         6,384,000         5,807,000
  Net earnings (loss)            23,000          (596,000)       (2,898,000)
  Earnings (loss) per
  Common share                    0.005             (0.12)            (0.61)

FOURTH QUARTER
  Net sales                  18,673,000         14,851,000        10,662,000
  Gross profit               11,082,000         10,132,000         4,108,000
  Net earnings (loss)         1,885,000          2,590,000        (5,888,000)
  Earnings per
  Common share (loss)              0.14               0.48             (1.21)






















                                           - F23 -





                                     SUCCESSORIES, INC.
                                         SCHEDULE II

                              VALUATION AND QUALIFYING ACCOUNTS


                      Balance at    Charged    Charged             Balance
                       beginning   to costs    to other    (1)     at end of
                       OF PERIOD  AND EXPENSES ACCOUNTS DEDUCTIONS  PERIOD

DESCRIPTION

FEBRUARY 1, 1997
Allowance for
doubtful accounts        221,346       246,243     0      271,792   195,797
Reserve for sales
returns                  278,719       244,467     0      213,277   309,909
Reserve for obsolescence
and shrinkage            151,419        31,022     0       14,117   168,324

FEBRUARY 3, 1996
Allowance for
doubtful Accounts        488,705      (144,750)     0     122,609   221,346
Reserve for sales
returns                  230,295       894,332      0     845,908   278,719
Reserve for
obsolescence and
shrinkage                250,000         0          0      98,581   151,419


APRIL 30, 1995
Allowance for doubtful
accounts                 352,500       425,404      0      289,199  488,705
Reserve for sales
returns                   35,000       937,845      0      742,550  230,295
Reserve for obsolescence
and shrinkage            100,000       150,000      0            0  250,000


(1)    Bad debt write-offs less recoveries























                            SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUCCESSORIES, INC.



Date:  May  2, 1997                  By: /S/ ARNOLD  M.ANDERSON
                                     Arnold M. Anderson
                                     Chief Executive Officer and Chairman of
                                     the Board of Directors

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                                    DATE

/S/ ARNOLD M. ANDERSON                                 May 2, 1997
      Arnold M. Anderson
      Chief Executive Officer, Chairman of the Board and Director
       (Principal Executive Officer)

/S/ JAMES M. BELTRAME                                  May 2, 1997
      James M. Beltrame
      President, Chief Operating Officer and Director

/S/ M. ANDREW KING
                                                       May 2, 1997
     Vice President Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ MICHAEL H. MCKEE                                   May 2, 1997
      Michael H. McKee
      Senior Vice President, Creative Department and Director

/S/ TIMOTHY C. DILLON                                  May 2, 1997
      Timothy C. Dillon
      Vice President, General Counsel, Secretary and Director

/S/ MERVYN C. PHILLIPS, JR.                            May 2, 1997
      Mervyn C. Phillips, Jr.
      Director


/S/ MICHAEL SINGLETARY                                 May 2, 1997
      Michael Singletary
      Director

/S/ C. JOSEPH LABONTE                                  May 2, 1997
      C. Joseph LaBonte
      Director

/S/ SEAMAS T. COYLE                                    May 2, 1997
      Seamas T. Coyle
      Director

/S/ GUY E. SNYDER                                      May 2, 1997
      Guy E. Snyder
      Director

/S/ STEVEN B. LARRICK                                  May 2, 1997
      Steven B. Larrick
      Director







                         INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION

 3.1      Articles of Incorporation of Registrant  (1)

 3.2 Articles of Amendment to the Company's Articles of Incorporation changing the Company's name to Successories, Inc. (2)

 3.3 Certificate of Designation creating the Company's Series A Cumulative Convertible Preferred Stock (2)

 3.4 Certificate of Designation creating the Company's Series B Cumulative Convertible Preferred Stock (2)

 3.5      By-laws of Registrant (1)

 4.1      Specimen Common Stock Certificate (1)

 4.2      Specimen Series A Cumulative Convertible Preferred Stock
          Certificate (2)

 4.3      Specimen Series B Cumulative Convertible Preferred Stock
          Certificate (2)

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

10.9      Celex Group, Inc. Stock Option Plan (1)

10.10     Joint Venture Agreement with Morrison DFW, Inc.
          and related documents (4)

10.11     Indemnification Agreement dated May 26, 1995
          between the Company and Arnold M. Anderson (7)

          Indemnification Agreements in the form filed were also entered into by the Company with Messrs.
          James M. Beltrame, Seamas T. Coyle, Timothy C. Dillon,
          C. Joseph LaBonte, Steven B. Larrick, Michael H. McKee,
          Mervyn C. Phillips, Jr., Michael Singletary, Guy E. Snyder and Peter C. Walts

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

10.17     Third Amendment to the Credit Agreement between the
          Company and NBD Bank dated as of May 2, 1996 (9)

10.18     Employment Agreement with Arnold M. Anderson dated
          March 1, 1996 (10)

10.19     Employment Agreement with James M. Beltrame dated
          June 1, 1996 (10)

10.20     Employment Agreement with Michael H. McKee dated
          June 1, 1996 (10)

10.21 Common Stock Option Agreement granted to James M. Beltrame dated June 17, 1996 (10)

10.22     Agreement and Plan of Merger among Successories, Inc.,
          British  Links  Acquisition  Corp.,  British  Links Golf Classics,
           Inc.,
          David J. Houston and Michael McArthur dated October 1, 1996 (11)

10.23 Regulations D Securities Subscription Agreement among Successories, Inc., Infinity Investors Limited and Seacrest Capital Limited dated December 17, 1996 (2)

10.24 Registration Rights Agreement dated as of December 17, 1996, by and among Successories, Inc., Infinity Investors Limited and Seacrest Capital Limited (2)

10.25     Form of Subordinated Note Extensions, Stock Options and
          Subordination Agreement relating to the extension of $1,250,000 of Subordinated Notes, and options to purchase 125,000 shares of the Company's Common Stock (2)

10.26     Fourth Amendment to the Credit Agreement between the
          Company and American National Bank & Trust Company of
          Chicago dated as of December 16, 1996 (filed herewith)

10.27     Fifth Amendment to the Credit Agreement between the
          Company and American National Bank & Trust Company of Chicago dated as of December 17, 1996 (filed herewith)

10.28     Sixth Amendment to the Credit Agreement between the
          Company and American National Bank & Trust Company of Chicago dated as of January 30, 1997 (filed herewith)

21.1      Subsidiaries (4)

23.1      Consent of Arthur Anderson LLP(filed herewith)

23.2      Consent of Price Waterhouse LLP (filed herewith)

27.1      Financial Data Schedule (filed herewith)


__________

(1) Previously filed with Registration Statement on Form SB-2, No. 33-67530C filed on August 17, 1993, and incorporated herein by reference.

(2) Previously filed with Registration Statement on Form S-3, No. 333-19313, and incorporated herein by reference.

(3)  Previously   filed  with  Post-effective  Amendment  Number  1  to  the
  Registration Statement on Form SB-2, No. 33-67530C filed on January 19, 1994, and incorporated herein by reference.

(4) Previously filed with Annual Report on Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

(5) Previously filed with the Company's Form 10-Q/A-1 for the quarter ended July 31, 1995, and incorporated herein by reference.

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

(11) Previously filed with the Company's Form 10-Q for the quarter ended November 2, 1996 and incorporated herein by reference.