Form 10-Q
period 1997-05-03
CELEX GROUP INC
filed 1997-06-18
CIK 911323

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
   [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 3, 1997

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                       Class                 Outstanding as of May 28, 1997
             Common stock, $0.01 par value              5,774,843






                                INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                    Page Number

         Item 1.  Financial Statements

                  Consolidated Balance Sheets...................       3

                  Consolidated Income Statements................       4

                  Consolidated Statement of Changes in
                  Stockholders' Equity..........................       5

                  Consolidated Statements of Cash Flows.........       6

                  Notes to Consolidated Financial Statements....       7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.      12

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.............................      14

         Item 6.  Exhibits and Reports on Form 8-K..............      14

         Signatures.............................................      15

         Index to Exhibits......................................      16






                         PART  I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   SUCCESSORIES, INC.
                              Consolidated Balance Sheets
                                      (Unaudited)
                                                            (in thousands)
                                                         May 3,    February 1,
                                                          1997        1997

ASSETS
Current assets:
   Cash                                                 $   296     $     0
   Accounts and notes receivable, net of reserve
      of $743,000 and $506,000 for doubtful accounts
      and returns                                         3,741       4,157
   Inventory, net                                         8,997       8,970
   Prepaid catalog expenses                               1,307       2,006
   Other prepaid expenses                                 1,482       1,180
Total current assets                                     15,823      16,313

Property & equipment, net of accumulated depreciation
   and amortization of $7,663,000 and $7,240,000          7,768       8,000
Notes receivable, net                                       298         301
Deposits                                                    383         378
Deferred income taxes                                     5,375       5,375
Intangibles & other assets, net of accumulated
   amortization of $1,121,000 and $1,065,000              2,328       2,313
TOTAL ASSETS                                            $31,975     $32,680

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                     $5,701      $2,215
   Accounts payable                                       2,934       2,318
   Reserve for stores to be closed                          420         420
   Reserve for relocation-related expenses                  242         497
   Other accrued expenses                                 1,100         747
Total current liabilities                                10,397       6,197
Long-term debt                                              349       4,094
Total liabilities                                        10,746      10,291

Minority interest in consolidated subsidiaries              444         509

Commitments and contingencies

Mandatorily redeemable Series B Preferred stock -
   $100 par value, 1212 shares authorized and
     outstanding                                          6,060       5,673
Stockholders' equity:
   Common stock $.01 par - 20,000,000 shares
     authorized; 5,706,000 and 5,208,000 shares
     issued and outstanding, respectively                    57          57
   Common stock warrants                                    370         370
   Additional paid-in capital                            20,170      20,161
   Accumulated deficit                                   (5,797)     (4,345)
   Foreign currency translation adjustment                  (75)        (36)
Total stockholders' equity                               14,725      16,207
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $31,975     $32,680

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.




                                  SUCCESSORIES, INC.
                            Consolidated Income Statements
                                     (Unaudited)

                                             (all dollar amounts in thousands)
                                                 For the three months ended
                                                      May 3,       May 4,
                                                       1997         1997

Net product sales                                    $11,828       $11,608
Cost of goods sold                                     5,001         4,531

Gross profit on product                                6,827         7,077

Fees, royalties & other income                           305           153

Gross margin                                           7,132         7,230

Operating expenses                                     7,885         8,162

Loss from operations                                    (753)         (932)

Other income (expense):
   Minority interest in subsidiaries                     (26)          (22)
   Interest income                                         1             6
   Interest expense                                     (344)         (440)
   Other income (expense)                                  0            11

Total other income (expense)                            (369)         (445)

Loss before income taxes                              (1,122)       (1,377)

Income tax expense (benefit)                               0          (539)

Net loss                                              (1,122)        ($838)

Earnings (loss) per common and
   common equivalent share                            ($0.25)       ($0.16)
Weighted average number of common
   and common equivalent shares
   outstanding                                     5,706,000     5,216,000


           The accompanying notes to consolidated financial statements are an integral part of these statements.




                                SUCCESSORIES, INC.
             Consolidated Statement of Changes In Stockholders' Equity
                                  (Unaudited)
                        (all dollar amounts in thousand's)


                                                  Foreign
                             Additional           Currency             Total
                 Common Stock  Paid-in  Retained Translation       Stockholders'
                 Share  Amount Capital (Deficit)  Adjustment Warrants Equity

Balance at
February 1,
1997          5,703,000  $57   $20,161  ($4,345)    ($36)      $370   $16,207

Net loss for
period                                   (1,122)                       (1,122)

Foreign currency
translation
adjustment                                           (39)                 (39)

Preferred stock
transactions:
  Preferred
    stock
    dividends                               (86)                          (86)
  Accretion of
    Preferred
    stock
    discount                               (244)                         (244)

Common stock
transactions:
  Sales of
  common
  shares         3,000    --        9                                       9

Balance at
May 3,
1997         5,706,000   $57  $20,170   ($5,797)    ($75)     $370    $14,725

           The accompanying notes to consolidated financial statements are an integral part of these statements.



                                SUCCESSORIES, INC.
                      Consolidated Statements of Cash FlowsS
                                  (Unaudited)
                                                             (in thousands)
                                                         For the quarter ended
                                                             May 3,    May 4,
                                                              1997      1996
Cash flows provided by (used in) operating activities:

Net loss                                                    ($1,122)   ($838)

Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization expense                         461      514
  Deferred income taxes                                                 (551)

                                                               (661)    (875)

Changes in operating assets and liabilities:
  Accounts and notes receivable                                 416      394
  Inventories                                                   (27)     463
  Prepaid catalog expense                                       699      585
  Other prepaid expenses                                       (302)    (102)
  Accounts payable                                              616   (2,660)
  Accrued expenses                                               98      (43)
  Change in minority interest                                    26        0
  Other                                                           6       39
Net cash provided by (used in) operating activities             871   (2,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                     (191)    (221)
Net cash used in investing activities                          (191)    (221)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing common stock, net                         0       48
  Dividends paid                                                (86)       0
  Proceeds from debt borrowings                                 940    2,500
  Repayment of debt                                          (1,199)       -
Net cash provided by (used in) financing activities            (345)   2,548

Effect of exchange rate changes on cash                         (39)       0

NET INCREASE IN CASH                                            296      128

Cash at beginning of period                                       0    1,230

Cash at end of period                                          $296   $1,358

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                               SUCCESSORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS:

The consolidated financial statements contained herein have been prepared by
management and are unaudited.   The financial statements should be read in
conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Successories, Inc. ("Successories" or the "Company") for the period ended February 1, 1997.

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

EARNINGS (LOSS) PER COMMON SHARE - Earnings (loss) per common and common equivalent shares are computed by dividing net income (loss) less preferred stock dividends by the weighted average number of common shares outstanding during each period presented, including common share equivalents arising from the assumed exercise of stock options and warrants. For the quarters ended May 3, 1997 and May 4, 1996, common stock equivalents have been excluded from the calculation of earnings per share as the effect of inclusion is anti-dilutive.

PREPAID CATALOG EXPENSES/ADVERTISING - Effective May 1, 1995, the Company adopted SOP 93-7, "Reporting on Advertising Costs," which outlines the
accounting for direct marketing advertising costs.   The Company expenses the
production costs of advertising as it occurs, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of mail order catalogs for the Company's products. The capitalized costs of the advertising are amortized over the twelve-month period following the date the catalog was mailed based upon historical patterns of catalog response. The adoption of this new accounting policy did not have a material effect on the Company's financial statements. The advertising expense for the quarters ended May 3, 1997 and May 4, 1996 was $2,798,000 and $3,258,000, respectively.

STOCK OPTIONS AND WARRANTS - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. This Standard requires the Company to determine the fair value of its stock options at the date of grant and either record the fair value as compensation expense in the financial statements or disclose the pro-forma impact of such compensation on net income and earnings
per share in the notes to the financial statements.   The Company adopted the
disclosure method of presentation and such disclosures were made in the year end financial statements for the fiscal year ending February 1, 1997.

ACCOUNTS PAYABLE

Checks outstanding of approximately $67,000 at February 1, 1997, are included in Accounts Payable.

RESERVE FOR STORES TO BE CLOSED

Represents a reserve account established for certain costs to be incurred in connection with plans to close five under-performing stores during the fiscal year ended January 31, 1998.

RESERVE FOR RELOCATION-RELATED EXPENSES

Represents a reserve account established for certain costs associated with relocating and consolidating the Company's office, manufacturing and warehouse facilities into a new facility in Aurora, Illinois.

OTHER PREPAID EXPENSES

Prepaid licensing cost is being capitalized and  amortized  over  a  three-year
period.   Historically, this cost has been amortized over a two-year period.
The change in the amortization period was made to better approximate the product life cycle.

RECLASSIFICATION

Certain prior period items have been reclassified to conform with the current period presentation.

NOTE 3 - INVENTORIES:
                                                     (in thousands)
                                             MAY 3, 1997     FEBRUARY 1, 1997

         Finished goods                        $ 3,473           $ 4,057
         Raw materials                           5,839             5,081
                                                 9,312             9,138

         Less-Reserve for obsolescence            (315)             (168)
         TOTAL                                 $ 8,997           $ 8,970

NOTE 4 - DEBT:

At May 3, 1997 and February 1, 1997, the Company's notes payable were as follows:
                                                     (in thousands)
                                             MAY 3, 1997     FEBRUARY 1, 1997

         Line of credit facility:
            Term loan                          $ 4,251           $ 4,495
            Revolving credit loan                  100               --

         Subordinated notes (unsecured)          1,250             1,250

         Subordinated notes payable
            (unsecured)                            300               400

         Capital lease obligations                 133               146

         Other                                      16                18
         Subtotal                                6,050             6,309

         Less - Current portion                 (5,701)           (2,215)
         Total Long-term debt                  $   349            $4,094


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

On December 17, 1996, the Credit Agreement was further amended to reflect the payment by the Company of $4,000,000 on the $8,475,000 Term Loan and the bank's agreement to increase the Company's Revolving Loan to a maximum of $4,000,000. The interest rate for both credit facilities was set at the Prime Rate in effect from time to time plus one percent. The maturity date for the Term Loan and the Revolving Loan was extended to May 1, 1998. The amendment also requires the Company to remit monthly principal and interest payments on the Term Loan in the amount of $94,808. At May 3, 1997, there were $100,000 of borrowings on the Revolving Loan.

On January 30, 1997, the Credit Agreement was further amended to allow for the execution of a standby letter of credit by the Company which was previously
restricted by the terms of the Credit Agreement.   The ability to issue a
standby letter of credit was required by the Company in order to provide security in the amount of $500,000 in connection with the Company's construction and lease and building of a new corporate headquarters and
manufacturing facility.   The Company issued a letter of credit in February,
1997 in the amount of $500,000 with an expiration date of June 1, 1998. The letter of credit reduced available borrowing by $500,000.

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

On November 10, 1995, the Company borrowed $1,500,000 from certain investors (including senior executives and members of the Board of Directors). The related subordinated notes were originally due on November 1, 1996, and bear interest at 10%. Concurrent with these borrowings, warrants for the purchase of120,000 shares of the Company's common stock were issued to the investors.

The warrants were valued at $378,000, which amount was recorded as a credit to stockholders' equity with a contra-reduction of the subordinated notes. The notes as so discounted are being accredited to the $1,500,000 principal balance over the term of the notes by charges to income.

The Company extended the maturity date for $1,250,000 of the original amount financed to November 11, 1997. The interest rate for the extended financing remains at 10%. The Company granted 125,000 options on a pro rata basis to each lender participating in the extended financing. As a result, interest expense of $189,000 was recorded for the quarter ended May 3, 1997.

On October 1, 1996, as part of the British Links acquisition, the Company executed a promissory note aggregating $400,000. $100,000 was paid on May 1, 1997 and $100,000 is due October 1, 1997, and $200,000 is due October 1, 1998.
Interest is at 8.25%.

NOTE 5 - INCOME TAXES:

At May 3, 1997 and May 4, 1996, the net deferred assets were $5,375,000 and $1,600,000, respectively.

NOTE 6 - PREFERRED STOCK:

On September 16, 1996, the Company issued 400 shares of Series A Cumulative Convertible Preferred Stock with a liquidation preference of $5,000 per share and a par value of $100 per share in an off-shore transaction to a non-U.S. person pursuant to Regulation S under the United States Securities Act of 1933, as amended. Regulation S is a safe harbor exemption from registration under the Securities Act for sales of securities that occur outside the U.S. The 400 shares of Series A Cumulative Convertible Preferred Stock were converted into $2,000,000 of Common Stock during the year ended February 1, 1997.

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

For the period ended May 3, 1997, none of the shares of the Series B Cumulative
Convertible Preferred stock have been converted into Common Stock.   The
accretion discount relating to Series B Preferred Stock for the quarter ended May 3, 1997 was $387,000. From May 8 through May 20, 1997, approximately $412,000 of Preferred stock was converted into Common stock.

NOTE 7 - EMPLOYMENT AGREEMENTS:

The Company has employment agreements with certain individuals requiring minimum aggregate annual payments of $658,000. The employment agreements are for a three-year term.

NOTE 8 - LEASE AND LEASE COMMITMENTS:

The Company occupies office, manufacturing and warehouse space under terms of a lease agreement which expired on May 31, 1997. In July, 1996, the Company signed a build-to-suit lease agreement with a 12-year term for a new facility. The Company pays all operating expenses and real estate taxes, building maintenance and repair, and fire and insurance premium costs in excess of stipulated amounts. The Company's current lease has expired and the Company is occupying its current space as a holdover tenant.

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

NOTE 9 - STOCK OPTION PLAN:

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

NOTE 10 - EARNINGS (LOSS) PER SHARE:

                                              FOR THE THREE MONTHS ENDED
                                              MAY 3, 1997    MAY 4, 1996

      Net income (loss)                      ($1,122,000)      ($838,000)
      Preferred stock dividends                 (330,000)           --

      Earnings (loss) attributable to
      common shareholders                    ($1,452,000)      ($838,000)

      Weighted average number of common
      equivalent shares outstanding            5,706,000       5,216,000

      Earnings (loss) per common and common
      equivalent share                             ($.25)          ($.16)

NOTE 11 - 401(K) PLAN:

The Company has a 401(K) Retirement Savings Plan ("the Plan") in which full-time employees who have completed one year of service are eligible to participate in the Plan. Enrollment is open on the January 1st or July 1st immediately following one year of service. The Company is required to match $.20 on the dollar on the first 6% of deferral.

The Company contributions to the Plan were approximately $8,000 and $6,000 for the quarters ended May 3, 1997 and May 4, 1996, respectively.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

The Company is a direct mail catalog company, specialty retailer and wholesaler that designs, assembles and markets a diverse range of motivational and self-improvement products, many of which are the Company's own proprietary designs. Its products include distinctive lines of wall decor, desktop art, books, audio tapes, personalized gifts and awards, greeting cards and mugs. In addition, the Company sells other motivational products supplied by third parties. In-house designers create proprietary art work and designs that can be used in conjunction with a wide variety of products. Company personnel also customize products to fulfill customers' special needs.

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

For the quarters ended May 3, 1997 and May 4, 1996, respectively, retail sales, direct mail sales and wholesale distribution sales accounted for the following percentages of the Company's net product sales:

                                               FOR THE QUARTER ENDED
                                               May 3,          May 4,
                                                1997            1996

      Retail                                     30%             32%
      Direct Marketing                           57%             52%
      Wholesale distribution*                    13%             16%

      *Includes sales to franchisees.

The gross profit margins for retail sales attributable to Company-owned stores are slightly lower than for direct marketing due to more non-proprietary products being sold in retail. The gross profit margin for wholesale sales and sales to franchisees is lower, since these sales are made primarily at a significant discount from retail price.


RESULTS OF OPERATIONS

QUARTER ENDED MAY 3, 1997 COMPARED TO QUARTER ENDED MAY 4, 1996

Net product sales for the quarter ended May 3, 1997 increased 1.9% to $11,828,000 compared to $11,608,000 for the quarter ended May 4, 1996. Of the $220,000 net product sales increase, more than 40% of the increase is from wholesale sales, with Direct Marketing showing an increase of over 30% with the balance of the increase attributable to Retail sales. Same store sales increased by 8.9% or $246,000 for the quarter ended May 3, 1997, when compared to the same time period in the prior year.

Cost of goods sold as a percentage of net sales was 42% for the quarter ended May 3, 1997 compared to 39% for the same quarter ended in the prior year. The increase in the cost of goods sold percentage from the current year quarter compared to the prior year quarter is primarily the result of the increase in wholesale sales which have a lower gross profit margin and an increase in non-proprietary sales in retail.

The increase in the cost of goods sold percentage from 1997 compared to the prior year quarter is primarily the result of an increase in wholesale sales which have a lower gross profit margin and therefore lower the overall composite gross profit.

Operating expenses for the quarter were 67% of net product sales which represents a significant improvement over the 70% operating expenses which were experienced in the same quarter during the prior year. This percentage change reflects the leveraging of certain expenses, such as advertising and facility costs, against greater sales. Advertising expense was down approximately $460,000 for the quarter when compared to the same quarter last year.

Interest expense decreased from $440,000 for the quarter ended May 4, 1996 to $344,000 for the quarter ended May 3, 1997, a decrease of $96,000. This decrease reflects debt repayments which have occurred subsequent to the quarter ending May 4, 1996.

The net loss of ($1,122,000) for the quarter ended May 3, 1997 compares to a net loss of ($838,000) for the quarter ended May 4, 1996. The increased loss of $284,000, is primarily due to the recording of net tax benefit of $539,000 for the quarter ended May 4, 1996. As a percentage of sales, net loss increased from (7.2%) for the quarter ended May 4, 1996 to a net loss of (9.4%) for the quarter ended May 3, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from operations, supplemented by the Company's revolving credit facility to fund its principal cash requirements.

The Company's net working capital decreased from $10,116,000 on February 1, 1997, to $5,369,000 on May 3, 1997. The current ratio decreased from 2.63:1 on February 1, 1997 to 1.51:1 on May 3, 1997. The decrease in working capital is due almost entirely to the increase in the current portion of long-term debt. Excluding the current portion of long-term debt from the net working calculation results in only a modest increase between the two periods.

The Company's net property and equipment remained relatively even with February 1, 1997, decreasing 2.9% to $7,768,000 at May 3, 1997.

The Company believes that internally-generated funds and the credit facilities will be sufficient to meet it current operating needs and to fund anticipated capital expenditures in fiscal year ending January 31, 1998.

The funding for the relocation to the new facility as well as related leasehold improvements of approximately $2,000,000 and the purchase of a new computer system will be obtained by using the available $3,400,000 as of June 4, 1997 on the Revolving Loan and any remainder will be obtained from operating income of the Company.



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

No reports on Form 8-K have been filed during the quarter ended May 3, 1997.

See Index to Exhibits on Page 16, immediately following the Signature page.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SUCCESSORIES, INC.
                                (Registrant)


Date:   6/13/97                By:     /S/ JAMES M. BELTRAME
                               James M. Beltrame
                               President, Chief Executive Officer and Director
                               (Principal Executive Officer)


Date:   6/13/97                 By:    /S/ M. ANDREW KING
                                M. Andrew King
                                Chief Financial Officer
                                (Principal Financial Officer)






                               INDEX TO EXHIBITS


EXHIBIT     DESCRIPTION                                       SEQUENTIAL PAGE
  No.

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

10.23 Regulation D Securities Subscription Agreement between Successories, Inc., Infinity Investors Limited and Seacrest Capital Limited dated December 17, 1996 (2)

10.24 Registration Rights Agreement dated as of December 17, 1996, by and among Successories, Inc., Infinity Investors Limited and Seacrest Capital Limited (2)

10.25 Form of Subordinated Note Extensions, Stock Options and Subordination Agreement relating to the extension of $1,250,000 of Subordinated Notes, and options to purchase 125,000 shares of the Company's Common Stock (2)

10.26 Fourth Amendment to the Credit Agreement between the Company and American National Bank & Trust Company of Chicago dated as of December 16, 1996 (12)

10.27 Fifth Amendment to the Credit Agreement between the Company and American National Bank & Trust Company of Chicago dated as of December 17, 1996 (12)

10.28 Sixth Amendment to the Credit Agreement between the Company and American National Bank & Trust Company of Chicago dated as of January 30, 1997 (12)

21.1        Subsidiaries (4)

27.1        Financial Data Schedule (filed herewith)


_____________________________


(1) Previously filed with Registration Statement on Form SB-2, No. 33-76530C filed on August 17, 1993, and incorporated herein by reference.
(2) Previously filed with Amendment Number 1 to the Registration Statement of Form SB-2, No. 33-67530C filed on September 24, 1993, and incorporated herein by reference.
(3) Previously filed with Post-effective Amendment Number 1 to the Registration Statement of Form SB-2, No. 33-67530C filed on January 19, 1994, and incorporated herein by reference.
(4) Previously filed with the Annual Report on Form 10-K for the year ended April 30, 1994 and incorporated herein by reference.
(5) Previously filed with the Company's Form 10-Q/A-1 for the quarter ended July 31, 1995 and incorporated herein by reference.
(6) Previously filed with the Company's Form 8-K on June 7, 1995 reporting Date of Event May 26, 1995, and incorporated herein by reference.
(7) Previously filed with the Annual Report on Form 10-K for the year ended April 30, 1995, and incorporated herein by reference.
(8) Previously filed with the Company's Form 10-Q for the quarter ended October 28, 1995, and incorporated herein by reference.
(9) Previously filed with the Company's Annual Report on Form 10-K for the year ended February 3, 1996, and incorporated herein by reference.
(10) Previously filed with the Company's Form 10-Q for the quarter ended August 3, 1996 and incorporated herein by reference.
(11) Previously filed with the Company's Form 10-Q for the quarter ended November 2, 1996 and incorporated herein by reference.
(12) Previously filed with the Company's Annual Report on Form 10-K for the year ended February 1, 1997, and incorporated herein by reference.