Form 10-Q
period 1997-08-02
CELEX GROUP INC
filed 1997-09-16
CIK 911323

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


(Mark One)
   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 2, 1997

                                    OR

   [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number      0-22834


                            SUCCESSORIES, INC.
          (Exact name of registrant as specified in its charter)


                        Illinois                             36-3760233
               (State or other jurisdiction of           (I.R.S. Employer
               incorporation or organization)           identification No.)

              2520 Diehl Road, Aurora, Illinois               60504
          (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code (630) 820-7200


          919 Springer Drive, Lombard, Illinois 60148
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]    No [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

       Class                                    Outstanding as of September
                                                1, 1997
 Common stock, $0.01 par value                     6,723,533



                            INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                    Page Number

 Item 1.   Financial Statements

 Consolidated Balance Sheets ............................................   3

 Consolidated Income Statements ..........................................  4

 Consolidated Statement of Changes in
 Stockholders' Equity ..................................................... 5

 Consolidated Statements of Cash Flows .................................... 6

 Notes to Consolidated Financial Statements ..............................  7

 Item 2.   Management's Discussion and Analysis of
 Financial Condition and Results of Operations ..........................   12

PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings .............................................  15

 Item 4.   Submission of Matters to a Vote of Security Holders ...........  15

 Item 6.   Exhibits ......................................................  15

 Signatures ..............................................................  16

 Index to Exhibits ........................................................17


                     PART  I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             SUCCESSORIES, INC.
                        Consolidated Balance Sheets
                                (Unaudited)  (all dollar amounts in thousands)
ASSETS                                          August 2,        February 1,
Current assets:                                   1997              1997
Cash and cash equivalents                    $      495         $        0
Accounts and notes receivable,
net of reserve of $750,000 and
$506,000 for doubtful accounts and
returns                                           4,494              4,157
Inventories, net                                  9,171              8,970
Prepaid catalog expenses                          1,136              2,006
Other prepaid expenses                            1,622              1,180
Total current assets                             16,918             16,313

Property & equipment,
net of accumulated depreciation
and amortization of
$8,012,000 and $7,240,000                          8,909             8,000
Notes receivable, net                                296               301
Deposits                                             382               378
Deferred financing costs                             483                 0
Deferred income taxes                              5,375             5,375
Intangibles & other assets,
net of accumulated amortization
of $1,121,000 and $1,065,000                       2,516             2,313
TOTAL ASSETS                                     $34,879           $32,680


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt                 $2,313            $2,215
Accounts payable                                   2,945             2,318
Reserve for stores to be closed                      383               420
Reserve for relocation-related expenses              210               497
Other accrued expenses                             1,829               747
Total current liabilities                          7,680             6,197
Long-term debt                                     7,791             4,094
Total liabilities                                 15,471            10,291

Minority interest in consolidated
 subsidiaries                                         466              509
Commitments and contingencies
Mandatorily redeemable Series B
Preferred stock -
$100 par value, 0 and 1212 shares authorized and
outstanding, respectively                               0             5,673
Stockholders' equity:
Common stock $.01 par - 20,000,000 shares authorized;
6,718,000 and 5,703,000 shares
issued and outstanding, respectively                   67                57
Common stock warrants                                 370               370
   Additional paid-in capital                      25,742            20,161
   Accumulated deficit                             (7,161)           (4,345)
  Foreign currency translation adjustment             (76)              (36)
Total stockholders' equity                         18,942            16,207
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $34,879           $32,680

        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             SUCCESSORIES, INC.
                       Consolidated Income Statements
                                (Unaudited)



                                   (all dollar amounts in thousands)

                       For the three months ended   For the six months ended
                       August 2,        August 3,   August 2,      August 3,
                         1997             1996        1997           1996

Net product sales       $13,061          $11,529     $24,889        $23,138
Cost of goods sold        6,349            5,016      11,350          9,564

Gross profit on product   6,712            6,513      13,539         13,574

Fees, royalties &
other income                306              269         610            422

Gross margin              7,018            6,782      14,149         13,996

Operating expenses        7,395            7,781      15,284         15,927

Loss from operations       (377)            (999)     (1,135)        (1,931)

Other income:
Minority interest
in subsidiaries             (52)             (11)        (78)           (34)
Interest income               2               11           3             18
Interest expense           (650)            (405)       (993)          (845)
Other income (expense)      (73)              14         (73)            25

Total other expense        (773)            (391)     (1,141)          (836)

Loss before income taxes (1,150)          (1,390)     (2,276)        (2,767)

Income tax expense
(benefit)                     0             (582)          0         (1,120)

Net loss                ($1,150)           ($808)     ($2,276)      ($1,647)

Loss per common and
common equivalent share  ($0.23)          ($0.15)      ($0.45)       ($0.32)














        The accompanying notes to consolidated financial statements are an integral part of these statements.



                            SUCCESSORIES, INC.
        Consolidated Statement of Changes In Stockholders' Equity
                               (Unaudited)



                            (all dollar amounts in thousands)

                                                 Foreign
                             Additional          Currency           Total
                 Common Stock Paid-in  Retained  Translation      Stockholders'
                 Shares Amount Capital (Deficit) Adjustment Warrants Equity

Balance at
February 1,
1997          5,703,000   $57  $20,161   ($4,345)   ($36)      $370  $16,207

Net loss for period                       (2,276)                    (2,276)
Foreign currency translation
adjustment                                           (40)                (40)

Preferred stock transactions:
Conversion of Series B
shares         1,005,000    9    5,551                                  5,560

Preferred stock dividends                   (153)                        (153)
Accretion of Preferred stock
discount                                    (387)                        (387)

Common stock transactions:
Sales of
common shares     10,000    1       30                                     31


Balance at
August
2, 1997         6,718,000 $67   $25,742  ($7,161)   ($76)     $370    $18,942

























        The accompanying notes to consolidated financial statements are an integral part of these statements.


                            SUCCESSORIES, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                          (all dollar amounts in thousands)

                                               For the six months ended
                                            August 2,              August 3,
                                               1997                  1996

Cash flows from operating activities:
Net loss                                      ($2,276)               ($1,647)

Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization expense        1,164                    997
   Deferred income taxes                          --                  (1,132)
                                               (1,112)                (1,782)
Changes in operating assets and liabilities:
   Accounts and notes receivable                 (337)                   836
   Inventories                                   (201)                    85
   Prepaid catalog expenses                       869                    893
   Other prepaid expenses                        (440)                  (415)
   Deferred financing fees                       (483)                     0
   Accounts payable                               627                 (1,474)
   Accrued expenses                               758                   (289)
   Change in minority interest                     43                      0
   Other                                         (229)                    39
Net cash used in operating activities            (505)                (2,107)

Cash flows from investing activities:
   Purchase of property and equipment          (1,717)                  (565)
Net cash used in investing activities          (1,717)                  (565)

Cash flows from financing activities:
   Proceeds from issuing common stock, net          31                    154
   Dividends paid                                  (86)                     0
   Redemption of preferred stock                  (500)                     0
   Proceeds from debt borrowings                10,586                  2,500
   Repayment of debt                            (7,274)                  (150)
Net cash provided by financing activities        2,757                  2,504

Effect of exchange rate changes on cash            (40)                     0

NET INCREASE (DECREASE) IN CASH                    495                   (168)

Cash at beginning of period                          0                  1,230

Cash at end of period                       $      495                $ 1,062







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

Earnings (Loss) per common share - Earnings (loss) per common and common equivalent shares are computed by dividing net income (loss) less preferred stock dividends by the weighted average number of common shares outstanding during each period presented, including common share equivalents arising from the assumed exercise of stock options and warrants. For the quarters ended August 2, 1997 and August 3, 1996, common stock equivalents have been excluded from the calculation of earnings per share as the effect of inclusion is anti-dilutive.

Prepaid catalog expenses/advertising - Effective May 1, 1995, the Company adopted SOP 93-7, "Reporting on Advertising Costs," which outlines the accounting for direct marketing advertising costs. The Company expenses the production costs of advertising as it occurs, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of mail order catalogs for the Company's products. The capitalized costs of the advertising are amortized over the twelve-month period following the date the catalog was mailed based upon historical patterns of catalog response. The advertising expense for the six months ended August 2, 1997 and August 3, 1996 was $5,012,000 and $6,071,000, respectively.

Stock options and warrants - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123,"Accounting for Stock-Based Compensation. " This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. This Standard requires the Company to determine the fair value of its stock options at the date of grant and either record the fair value as compensation expense in the financial statements or disclose the pro-forma impact of such compensation on net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure method of presentation and such disclosures were made in the year end financial statements for the fiscal year ending February 1, 1997.

Accounts Payable

Checks outstanding of approximately $67,000 at February 1, 1997, respectively, are included in Accounts Payable.

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

NOTE 3 - INVENTORIES:


                                                (in thousands)
                                    August 2, 1997         February 1, 1997

     Finished goods                   $ 2,701                    $ 4,057
     Raw materials                      6,786                      5,081
                                        9,487                      9,138

     Less - Inventory reserves           (316)                      (168)
     Total                             $ 9,171                    $ 8,970


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                (in thousands)
                                    August 2, 1997         February 1, 1997

     Furniture and equipment           $ 9,550                   $ 8,052
     Leasehold improvements              7,279                     7,096
     Vehicles                               92                        92

                                        $16,921                  $15,240

     Less - Accumulated depreciation
            and amortization              (8,012)                 (7,240)

                                          $ 8,909                $ 8,000


In connection with the Company's relocation plan, commitments of approximately $1 million have been made primarily relating to fixed assets and relocation expenses.




NOTE 5 - DEBT:

At August 2, 1997 and February 1, 1997, the Company's notes payable were as follows:

                                            (in thousands)
                                 August 2, 1997        February 1, 1997
     Line of credit facility:
          Term loan                  $ 7,500                  $ 4,495
          Revolving credit loan        1,713                      --

     Subordinated notes (unsecured)      --                     1,250

     Subordinated notes payable
     (unsecured)                          256                     400

     Subordinated notes payable           500                      --

     Capital lease obligations            135                      146

     Other                                --                        18
              Subtotal                  10,104                   6,309

     Less - Current portion             (2,313)                 (2,215)
              Total Long-term debt    $  7,791                $  4,094


On November 10, 1995, the Company borrowed $1,500,000 from certain investors (including senior executives and members of the Board of Directors).
The related subordinated notes were originally due on November 1, 1996, and bore interest at 10%. Concurrent with these borrowings, warrants for the purchase of 120,000 shares of the Company's common stock were issued to the investors.

The warrants were valued at $378,000, which amount was recorded as a credit to stockholders' equity with a contra-reduction of the subordinated notes. The notes as so discounted were being accreted to the $1,500,000 principal balance over the term of the notes by charges to income.

The Company extended the maturity date for $1,250,000 of the original amount financed to November 11, 1997. The interest rate for the extended financing remains at 10%. The Company granted 125,000 options on a pro rata basis to each lender participating in the extended financing.

On October 1, 1996, as part of the British Links acquisition, the Company executed promissory notes aggregating $400,000. The final settlement on the acquisition totaled $356,000. $100,000 was paid on May 1, 1997 and $100,000 is due October 1, 1997, and $156,000 is due October 1, 1998. Interest is at 8.25%.

On June 20, 1997 the Company entered into a new credit facility with The Provident Bank of Cincinnati. The facility is comprised of three separate traunches; a $7.5 million, six-year term loan; a $6 million credit line; and a $3 million seasonal revolving credit line that operates from July through December. All three loans expire in June, 2003. The loans are collateralized by 100% of the inventory and accounts receivable of the Company. The interest rates on the term loan and the revolving credit line are prime plus 1.25% and prime plus .75%, respectively. The payment terms for the six-year term loan are as follows: $500,000 due in year one, $1,250,000 per year for the preceding two years, and $1,500,000 per year for the last three years.

In July, 1997, the Company entered into a subordinated note agreement in the amount of $500,000 with The Provident Bank of Cincinnati. The terms are the same as provided in the new credit facility agreement dated June 20, 1997. The Company issued 72,464 warrants to the bank as part of this agreement.


The extended loan of $1,250,000 (due on November 11, 1997) was paid off as part of the new loan with The Provident Bank (see below). As a result, an interest expense of $437,000 relating to the options was recorded for the quarter ended August 2, 1997.

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

On December 17, 1996, the Company issued 1,212 shares of Series B $100 par Cumulative Convertible Preferred Stock in a transaction exempt from registration pursuant to Regulation D under the Securities Act. Each share has a liquidation preference of $5,000 and a par value of $100 per share.
For the period ended August 2, 1997, 1,212 shares of the Series B Cumulative Convertible Preferred stock were converted into $5,560,000 of Common Stock, and $500,000 of the Common Stock was redeemed by the Company. The accretion discount relating to Series B Preferred Stock for the six months ended August 2, 1997 was $387,000.

NOTE 7 - LEASE AND LEASE COMMITMENTS:

The Company occupies approximately 25,000 square feet of office space and approximately 100,000 square feet of manufacturing and warehouse space under the terms of a 12-year lease agreement commencing June 1, 1997 through May 31, 2009. The Company pays all operating expenses and real estate taxes, building maintenance and repair, and fire and insurance premium costs in excess of stipulated amounts.

In addition, the Company leases its retail store locations under operating leases having terms which are either month-to-month or which are non-cancelable and expire at varying times through fiscal year 2005. The Company is responsible for its proportionate share of real estate taxes and maintenance in addition to insurance for the leased facilities. In addition, certain leases require rent payments equal to a percentage of sales in excess of predetermined levels.

NOTE 8 - STOCK OPTION PLAN:

The Company has a stock option plan, the Celex Group, Inc. Stock Option Plan ("the Option Plan"), and an employee stock purchase plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized in the financial statements.

On July 22, 1997 the shareholders approved amendments to the Stock Option Plan as follows: (1) increase the number of shares of Common Stock that may be issued thereunder from 1,450,000 to 1,700,000; (2) provide for a one-time grant of non-qualified options to purchase 10,000 shares of Common Stock to each non-employee director serving on the Board continuously from January 1, 1996 through July 22, 1997; and (3) to amend the stock option agreements with respect to options granted two non-employee directors under the Option Plan on December 14, 1994 to reduce the exercise price from $14.66 to $5.75 per share.

NOTE 9 - EARNINGS (LOSS) PER SHARE:

                  For the three months ended     For the six months ended
                 August 2, 1997  August 3, 1996  August 2, 1997 August 3, 1996

Net loss        ($1,150,000)        ($808,000)     ($2,276,000)   ($1,647,000)
Preferred stock
dividends          (211,000)            --            (541,000)       --

Loss attributable
to common
shareholders    ($1,361,000)        ($808,000)     ($2,817,000)   ($1,647,000)

Weighted average number of
common and common equivalent
shares
outstanding       5,927,000          5,223,000       6,272,000      5,223,000

Loss per common and
common equivalent
share                ($0.23)            ($0.15)         ($0.45)        ($0.32)

NOTE 10 - 401(K) PLAN:

The Company has a 401(K) Retirement Savings Plan ("the Plan") in which full -time employees who have completed one year of service are eligible to participate in the Plan. Enrollment is open on the January 1st or July 1st immediately following one year of service. The Company is required to match $.20 on the dollar on the first 6% of deferral.
The Company contributions to the Plan were approximately $15,000 and $12,000 for the six months ended August 2, 1997 and August 3, 1996, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

The Company in order to provide security in connection with the Company's construction, lease and building of a new corporate headquarters and manufacturing facility, issued a letter of credit in February, 1997 in the amount of $500,000 with an expiration date of June 1, 1998. The letter of credit reduced available borrowing by $500,000.

The Company has signed a purchase commitment for new order entry software of approximately $800,000. The purchase will be financed by the revolving credit loan.
































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

The majority of the Company's sales are derived from proprietary products that have been internally developed, designed,or customized. All products are designed to have a positive motivational or self-improvement theme which can be used to reinforce basic business goals such as customer service, attitude and teamwork, or to recognize achievement and good performance, or as customer gifts. The Company's products also appeal to individuals for both personal and professional motivation, and for gifts. They are also purchased by organized sports teams and individual athletes for motivational or inspirational purposes.

The Company has a wide range of customers, including corporate buyers (executives, sales managers, human resource managers, and production managers of larger corporations), entrepreneurial buyers (small business owners, home office businesses, and sales professionals), as well as individual consumers, schools and athletic organizations. The Company's products are marketed primarily under its Successories and Winners trade names through direct marketing (both catalog and telemarketing), retail sales (both franchise and Company-owned stores), and wholesale distribution.

Although the Company utilizes multiple distribution channels for its products , the Company's products have similar purposes and uses in each channel of distribution and similar opportunities for growth. The profitability varies among products and distribution channels. The Company utilizes its facilities interchangeably for each distribution channel.
Furthermore, the marketing channels are directed at a single customer base located primarily in the United States.

For the quarters ended August 2, 1997 and August 3, 1996, respectively, retail sales, direct mail sales and wholesale distribution sales accounted for the following percentages of the Company's net product sales:


                      For the three months ended    For the six months ended
                      August 2,        August 3,     August 2,      August 3,
                        1997             1996          1997            1996

Retail - Company
-owned stores            30%              35%           30%              33%
     Direct Marketing    44%              49%           50%              51%
     Wholesale           26%              16%           20%              16%


The gross profit margins for retail sales attributable to Company-owned stores are lower than for direct marketing due to more non-proprietary products being sold in retail. The gross profit margin for wholesale sales and sales to franchisees are made at a significant discount from both Retail and Direct Marketing prices.





RESULTS OF OPERATIONS

Quarter Ended August 2, 1997 Compared to Quarter Ended August 3, 1996

Net product sales for the quarter ended August 2, 1997 increased 13% to $13,061,000 compared to $11,529,000 for the quarter ended August 3, 1996.
The $1,532,000 net product sales increase was due to a significant increase in wholesale sales, coupled with a modest increase in Direct Marketing sales and a slight reduction in Retail sales. The Direct Marketing sales would be greater except for management intentionally mailing fewer catalogs, particularly to prospective customers in June and July. By mailing fewer but more efficient catalogs, division profits for Direct Marketing increased primarily due to lower advertising costs. Retail same store sales increased by 12% for the quarter ended August 2, 1997, when compared to the same quarter in the prior year.

Cost of goods sold as a percentage of net sales was 49% for the quarter ended August 2, 1997 compared to 44% for the same quarter ended in the prior year. The increase in the cost of goods sold percentage is primarily the result of two items. First, in anticipation of its move, the Company decided to hold a moving sale to clear out older product at reduced prices (below cost in some instances). The net impact of this sale was a loss of $223,000 at the gross profit line, or an increase in the cost of goods sold as a percentage of net sales, of 3%. The second item to increase the cost of goods sold percentage was the significant increase in wholesale sales during the quarter which have a lower gross profit margin and therefore raise the overall cost of goods sold percentage.

Operating expenses for the quarter were 57% of net product sales which represents a significant improvement over the 67% operating expenses which were experienced in the same quarter during the prior year. This percentage change reflects the leveraging of certain expenses, such as advertising and facility costs, against greater sales. Advertising expense was down $615,000 for the quarter when compared to the same quarter last year, and reflects the impact of fewer, more efficient, mailings.

Operating expenses would have been even lower if not for one-time moving expenses of $113,000 (costs related to the physical move that could not be reserved for at the prior year-end per GAAP) that were recorded during the quarter. The net impact of these non-recurring items, i.e., the gross profit impact from the moving sale, coupled with the moving expense, was to reduce operating income by $346,000 for the quarter.

Interest expense increased from $405,000 for the quarter ended August 3, 1996 to $650,000 for the quarter ended August 2, 1997, an increase of $245,000. This increase in the current year quarter reflects expense associated with stock warrants which was not reflected in the prior year quarter.
The accretion of the stock warrants is a non-cash charge that increased interest expense for the quarter by $437,000. Stated differently, if not for the stock warrant accretion, the interest expense would have been $213,000 for the quarter or $192,000 less than the same quarter last year.

The loss before taxes of ($1,150,000) is less than the loss before taxes for the same period last year of ($1,390,000) by $240,000. After factoring out the one-time impact of the move sale of $223,000, plus moving expenses of $113,000, plus stock warrant amortization of $437,000, the loss before taxes would have been ($377,000) or $1,013,000 less than last year's loss before taxes of ($1,390,000).

The net loss of ($1,150,000) for the quarter ended August 2, 1997 compares to a net loss of ($808,000) for the quarter ended August 3, 1996. In addition to the one-time charges stated above, the increased loss of $342,000, is due to the recording of a net tax benefit of $582,000 for the quarter ended
August 3, 1996.    As a percentage of net sales, the net loss increased from
(7%) for the quarter ended August 3, 1996 to a net loss of (9%) for the quarter ended August 2, 1997.

In regard to the earnings per share (EPS) calculation, the reader should note that EPS is calculated by taking the net loss, subtracting the primarily non-cash charges for preferred dividends and then dividing the net amount by the weighted average shares outstanding.

Six Months Ended August 2, 1997 Compared to Six Months Ended August 3, 1996

Net product sales for the six months ended August 2, 1997 increased 8% to $24,889,000 compared to $23,138,000 for the six months ended quarter ended August 3, 1996. Of the $1,751,000 net product sales increase, most of the increase is in Wholesale with a modest increase in Direct Marketing while Retail showed a decrease. Retail same store sales increased by 10% for the six months ended August 2, 1997, when compared to the same time period in the prior year.

Cost of goods sold as a percentage of net sales was 46% for the six months ended August 2, 1997 compared to 41% for the same period in the prior year. The increase in the cost of goods sold percentage from the current year period compared to the prior year period is the result of the same reasons cited above in the quarterly analysis.

Operating expenses for the period were 61% of net product sales which represents a significant improvement over the 69% operating expenses which were experienced in the same period during the prior year. This percentage change reflects the leveraging of certain expenses, such as advertising and facility costs, against greater sales. Advertising expense was down approximately $1,059,000 for the six months when compared to the same period last year.

Interest expense increased from $845,000 for the six months ended
August 3, 1996 to $993,000 for the six months ended August 2, 1997, an increase of $148,000. This increase reflects expense associated with stock warrants which was not reflected in the prior year.

The loss before taxes of ($2,276,000) is less than the loss before taxes for the same period last year of ($2,767,000) by $491,000. After factoring out the one-time impact of the move sale of $223,000, plus moving expenses of $113,000, plus stock warrant amortization of $625,000, the loss before taxes would have been ($1,315,000) or $1,452,000 less than last year's loss before taxes of ($2,767,000).

The net loss of ($2,276,000) for the six months ended August 2, 1997 compares to a net loss of ($1,647,000) for the six months ended August 3, 1996. In addition to the one-time charges stated above, the increased loss of $629,000 is primarily due to the recording of a net tax benefit of $1,120,000 for the six months ended August 3, 1996. As a percentage of net sales, the net loss increased from (7%) for the six months ended August 3, 1996 to a net loss of (9%) for the six months ended August 2, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from operations, supplemented by the Company's revolving credit facility to fund its principal cash requirements.

The Company's net working capital decreased from $10,116,000 on February 1, 1997, to $9,238,000 on August 2, 1997. The current ratio decreased from 2.63:1 on February 1, 1997 to 2.20:1 on August 2, 1997. The decrease in working capital is due to decreases in prepaid catalog expenses coupled with increases in accounts payable and accrued expenses. The decrease in prepaid catalog expense is consistent with the decrease in advertising expense discussed in the Results of Operations section.

The Company's net property and equipment increased significantly in relation to February 1, 1997, increasing 11.4% to $8,909,000 at August 2, 1997. This increase is primarily due to property and equipment purchases relating to the Company's move to a new facility in Aurora, Illinois.

The Company believes that internally generated funds and the credit facilities it has in place will be sufficient to meet current operating needs and to fund anticipated capital expenditures, including the purchase of a new computer system, during fiscal year ending January 31, 1998.










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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Successories, Inc.'s 1997 Annual Meeting of Shareholders was held on July 22, 1997. Of the shares outstanding as of the record date, 4,961,908 were present at the meeting or represented by proxies, representing approximately 85.9% of the total votes eligible to be cast.

     (b) At the Annual Meeting of Shareholders, the shareholders took the following actions:

          (i) Each of the following persons was elected by the vote indicated to serve as a Class II director of the Company until the 2000 Annual Meeting or until his successor is elected and qualified:

               Name           For       Against        Withheld

         C. Joseph LaBonte   4,820,193      0         141,715
        Mervyn C. Phillips,
        Jr.                  4,820,493      0         141,415

          (ii) A proposal to amend and restate the Company's Stock Option Plan was approved with 3,914,700 shares voted in favor of, and 875,776 shares voted against such amendment and restatement. 106,551 shares abstained from voting.

          (iii)The appointment by the Board of Directors of Arthur Andersen LLP as independent accountants for the fiscal year ending January 31, 1998 was ratified. 4,912,817 shares were voted in favor of, and 29,130 shares were voted against such ratification. 19,961 shares abstained from voting.

ITEM 6.   EXHIBITS

See Index to Exhibits on Page 17, immediately following the Signature page.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    Successories, Inc.
                    (Registrant)


Date:     9/16/97             By:
                            James M. Beltrame
                            President, Chief Executive Officer and Director (Principal Executive Officer)


Date:     9/16/97             By:
                             M. Andrew King
                             Chief Financial Officer
                             (Principal Financial Officer)


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    Successories, Inc.
                    (Registrant)


Date:     9/16/97             By:     /s/ James M. Beltrame
                           James M. Beltrame
                           President, Chief Executive Officer and Director (Principal Executive Officer)


Date:     9/16/97             By:     /s/ M. Andrew King
                            M. Andrew King
                            Chief Financial Officer
                            (Principal Financial Officer)


































                             INDEX TO EXHIBITS


Exhibit No.    Description                                   Sequential Page

3.1       Articles of Incorporation of Registrant (1)

3.2 Articles of Amendment to the Company's Articles of Incorporation changing the Company's name to Successories, Inc. (2)

3.5       By-laws of Registrant (1)

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

10.29 Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997

10.30 First Amendment to Credit Agreement between the Company and The Provident Bank dated as of July 16, 1997

21.1      Subsidiaries (4)

27.1      Financial Data Schedule (filed herewith)


_____________________________


(1) Previously filed with Registration Statement on Form SB-2, No. 33-76530C filed on August 17, 1993, and incorporated herein by reference.
(2) Previously filed with Amendment Number 1 to the Registration Statement of Form SB-2, No. 33-67530C filed on September 24, 1993, and incorporated herein by reference.
(3) Previously filed with Post-effective Amendment Number 1 to the Registration Statement of Form SB-2, No.33-67530C filed on January 19, 1994, and incorporated herein by reference.
(4) Previously filed with the Annual Report on Form 10-K for the year ended April 30, 1994 and incorporated herein by reference.
(5) Previously filed with the Company's Form 10-Q/A-1 for the quarter ended July 31, 1995 and incorporated herein by reference.
(6) Previously filed with the Company's Form 8-K on June 7, 1995 reporting Date of Event May 26, 1995, and incorporated herein by reference.
(7) Previously filed with the Annual Report on Form 10-K for the year ended April 30, 1995, and incorporated herein by reference.
(8) Previously filed with the Company's Form 10-Q for the quarter ended October 28, 1995, and incorporated herein by reference.
(9) Previously filed with the Company's Annual Report on Form 10-K for the year ended February 3, 1996, and incorporated herein by reference.
(10) Previously filed with the Company's Form 10-Q for the quarter ended August 3, 1996 and incorporated herein by reference.
(11) Previously filed with the Company's Form 10-Q for the quarter ended November 2, 1996 and incorporated herein by reference.
(12) Previously filed with the Company's Annual Report on Form 10-K for the year ended February 1, 1997, and incorporated herein by reference.