Form 10-Q
period 1997-12-12
CELEX GROUP INC
filed 1997-12-12
CIK 911323

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 1, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:



             CLASS                        OUTSTANDING AS OF NOVEMBER 1, 1997

       Common stock, $0.01 par value                     6,759,147





                              INDEX TO FORM 10-Q


PART I.     FINANCIAL INFORMATION                                PAGE NUMBER

            Item 1. Financial Statements

                  Consolidated Balance Sheets                       3

                  Consolidated Income Statements                    4

                  Consolidated Statement of Changes in
                  Stockholders' Equity                              5

                  Consolidated Statements of Cash Flows             6

                  Notes to Consolidated Financial Statements        7

            Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     12


PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings                               15

            Item 6. Exhibits                                        15

            Signatures                                              16

            Index to Exhibits                                       17

























                       PART  I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SUCCESSORIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                              (Unaudited)    (ALL DOLLAR AMOUNTS IN THOUSANDS)
                                              November 1,         February 1,
ASSETS                                          1997                 1997
Current assets:
Cash and cash equivalents                     $     724            $     0
Accounts and notes receivable, net
of reserve of $326,000 and $196,000 for
doubtful accounts and returns                     6,900              4,467
Inventories, net                                 10,322              8,970
Prepaid catalog expenses                          1,116              2,006
Other prepaid expenses                            1,666              1,180
Total current assets                             20,728             16,623
Property & equipment, net of accumulated
  depreciation and amortization of
  $8,379,000 and $7,240,000                       9,478              8,000
Notes receivable, net                               293                301
Deposits                                            376                378
Deferred financing costs                            467                  0
Deferred income taxes                             5,375              5,375
Intangibles & other assets, net of
  accumulated amortization of
  $1,299,000 and $1,065,000                       2,797              2,313
TOTAL ASSETS                                  $  39,514         $   32,990

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt          $   6,798         $    2,215
   Accounts payable                               2,607              2,318
   Reserve for stores to be closed                  261                420
   Reserve for relocation-related expenses          105                497
   Other accrued expenses                         2,515              1,057
Total current liabilities                        12,286              6,507
Long-term debt                                    7,281              4,094
Total liabilities                                19,567             10,601

Minority interest in consolidated subsidiaries      346                 509

Mandatorily redeemable Series B Preferred stock -
    $100 par value, 1212 shares authorized and
    outstanding at February 1, 1997                   0              5,673
Stockholders' equity:
    Common stock $.01 par - 20,000,000 shares
     authorized; 6,759,000 and 5,703,000 shares
     issued and outstanding, respectively            67                 57
    Common stock warrants                           370                370
    Additional paid-in capital                   25,905             20,161
    Accumulated deficit                          (6,639)            (4,345)
    Foreign currency translation adjustment        (102)               (36)
Total stockholders' equity                       19,601             16,207
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $  39,514          $  32,990



          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                              SUCCESSORIES, INC.
                        CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)



                                             (all dollar amounts in thousands)


                          For the three               For the nine
                          months ended                months ended
                          November 1,  November 2,    November 1,  November 2,
                            1997         1996           1997         1996

Net product sales          $13,706      $14,224        $38,595      $37,359
Cost of goods sold           6,034        6,402         17,384       15,966
Gross profit on product      7,672        7,822         21,211       21,393
Fees, royalties &
  other income                 394          346          1,004          767
Gross margin                 8,066        8,168         22,215       22,160
Operating expenses           7,192        7,706         22,476       23,632
Income (loss) from
  operations                   874          462           (261)      (1,472)
Other income (expense):
 Minority interest in          (34)         (37)          (112)         (71)
  subsidiaries
   Interest income               2            2              5           14
   Interest expense           (338)        (399)        (1,331)      (1,236)
   Other income (expense)       18           (3)           (55)          22
Total other expense           (352)        (437)        (1,493)      (1,271)
Income (loss) before
  income taxes                 522           25         (1,754)      (2,743)

Income tax expense (benefit)     0            0              0       (1,120)

Net income (loss)             $522          $25        ($1,754)     ($1,623)

Income (loss) per common and
  common equivalent share     $0.07         $0.005      ($0.36)      ($0.31)









          The accompanying notes to consolidated financial statements are an integral part of these statements.



                              SUCCESSORIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                         (all dollar amounts in thousands)
                                                    Foreign              Total
                              Additional            Currency             Stock-
               Common Stock    Paid-in  Retained   Translation         holders'
              Shares   Amount  Capital  (Deficit)  Adjustment  Warrants  Equity

Balance at
 February 1,
 1997        5,703,000  $57    $20,161   ($4,345)     ($36)      $370  $16,207

Net loss
 for period                               (1,754)                       (1,754)

Foreign currency
 translation
  adjustment                                           (66)                (66)

Preferred stock
 transactions:
  Conversion of
   Series B
   shares    1,012,000    9      5,551                                   5,560
  Preferred stock
   dividends                                (153)                         (153)
  Accretion of
   Preferred
   stock
   discount                                 (387)                         (387)

Common stock
 transactions:
  Sales of
   common
   shares       44,000    1         193                                    194

Balance at
 November 1,
  1997       6,759,000  $67     $25,905   ($6,639)     ($102)    $370   $19,601



















          The accompanying notes to consolidated financial statements are an integral part of these statements.





                              SUCCESSORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                             (all dollar amounts in thousands)

                                                 For the nine months ended
                                                November 1,        November 2,
                                                   1997              1996
Cash flows from operating activities:
Net loss                                        ($1,754)          ($1,623)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization expense          1,589             1,596
   Deferred income taxes                              0            (1,132)
                                                   (165)           (1,159)

Changes in operating assets and liabilities:
   Accounts and notes receivable                 (2,433)           (1,510)
   Inventories                                   (1,352)             (883)
   Prepaid catalog expenses                         890             1,163
   Other prepaid expenses                          (486)             (253)
   Deferred financing fees                         (467)                0
   Accounts payable                                 289              (767)
   Accrued expenses                                 907               (35)
   Change in minority interest                     (163)             (128)
   Other                                           (508)               10
Net cash used in operating activities          $ (3,488)          $(3,562)

Cash Flows From Investing Activities:
   Net cash paid in acquisitions                      0              (200)
   Purchase of property and equipment            (2,617)             (660)
Net cash used in investing activities            (2,617)             (860)

Cash Flows From Financing Activities:
   Proceeds from issuing common stock, net          194               160
   Dividends paid                                   (86)                0
   Proceeds from issuing preferred stock, net         0             1,532
   Redemption of preferred stock                   (500)                0
    Proceeds from debt borrowings                19,102             2,500
    Repayment of debt                           (11,815)             (450)
Net cash provided by financing activities         6,895             3,742

Effect of exchange rate changes on cash             (66)                0

NET INCREASE (DECREASE) IN CASH                     724              (680)

Cash at beginning of period                           0             1,230

Cash at end of period                          $    724          $    550

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

EARNINGS (LOSS) PER COMMON SHARE - Earnings (loss) per common and common equivalent shares are computed by dividing net income (loss) less preferred stock dividends by the weighted average number of common shares outstanding during each period presented, including common share equivalents arising from the assumed exercise of stock options and warrants. Common share equivalents have been excluded from the calculation of earnings per share for the nine months ended November 1, 1997 and November 2, 1996, as the effect of inclusion is anti-dilutive.

PREPAID CATALOG EXPENSES/ADVERTISING - The Company expenses the production costs of advertising as it occurs, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of mail order catalogs for the Company's products. The capitalized costs of the advertising are amortized over the twelve-month period following the date the catalog was mailed based upon historical patterns of catalog response. The advertising expense for the nine months ended November 1, 1997 and November 2, 1996 was $ 7,083,000 and $8,536,000 , respectively.

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

ACCOUNTS PAYABLE

Checks outstanding of approximately $67,000 at February 1, 1997 are included in Accounts Payable.

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


NOTE 3 - INVENTORIES:

                                                   (in thousands)
                                        November 1, 1997     February 1, 1997

     Finished goods                         $ 3,308              $ 4,057

     Raw materials                            7,397                5,081
                                             10,705                9,138
     Less - Inventory reserves                 (383)                (168)
     Total                                  $10,322              $ 8,970




NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                   (in thousands)
                                         November 1, 1997     February 1, 1997

     Furniture and equipment                  $10,318             $  8,052
     Leasehold improvements                     7,521                7,096
     Vehicles                                      18                   92
                                              $17,857              $15,240

     Less - Accumulated depreciation
            and amortization                  ( 8,379)              (7,240)
     Total                                     $9,478              $ 8,000




NOTE 5 - DEBT:

At November 1, 1997 and February 1, 1997, the Company's notes payable were as follows:


                                                   (in thousands)
                                      November 1, 1997       February 1, 1997

    Line of credit facility:
      Term loan                            $ 7,375                $ 4,495
      Revolving credit loan                  5,928

    Subordinated notes:
      Term loan                                500                      0
      British Links                            155                    400
      Other                                      0                  1,250

    Capital lease obligations                  121                    146

   Other                                                               18
    Subtotal                                14,079                  6,309

    Less - Current portion                  (6,798)                (2,215)
    Total Long-term debt                   $ 7,281                $ 4,094



On November 10, 1995, the Company borrowed $1,500,000 from certain investors (including senior executives and members of the Board of Directors). The related subordinated notes were originally due on November 1, 1996, and bore interest at 10%. Concurrent with these borrowings, warrants for the purchase of 120,000 shares of the Company's common stock were issued to the investors. The warrants were valued at $370,000, which amount was recorded as a credit to stockholders' equity with a contra-reduction of the subordinated notes. The notes as so discounted were being accreted to the $1,500,000 principal balance over the term of the notes by charges to income. The Company extended the maturity date for $1,250,000 of the original amount financed to November 11, 1997. The interest rate for the extended financing was at 10%. In addition, the Company granted 125,000 options on a pro rata basis to each lender participating in the extended financing. The extended loan of $1,250,000 (due on November 11, 1997) was paid off in conjunction with the new loan with The Provident Bank.

On October 1, 1996, as part of the British Links acquisition, the Company executed promissory notes aggregating $400,000. The final settlement on the acquisition totaled $355,000. $100,000 was paid on May 1, 1997 and $100,000 was paid on October 1, 1997, and $155,000 is due October 1, 1998. Interest is at 8.25%.

On June 20, 1997 the Company entered into a new credit facility with The Provident Bank of Cincinnati. The facility is comprised of three separate traunches; a $7.5 million, six-year term loan; a $6 million credit line; and a $3 million seasonal revolving credit line that operates from July through December. All three loans expire in June, 2003. The loans are collateralized by 100% of the inventory and accounts receivable of the Company. The interest rates on the term loan and the revolving credit lines are prime plus 1.25% and prime plus .75%, respectively. The payment terms for the six-year term loan are as follows: $500,000 due in year one, $1,250,000 per year for the succeeding two years, and $1,500,000 per year for the last three years. The Company issued 150,000 warrants to the bank as part of this agreement.

In July, 1997, the Company amended the credit agreement with The Provident Bank of Cincinnati to include an additional subordinated note in the amount of $500,000. The terms are the same as provided in the new credit facility agreement dated June 20, 1997. The principal on the note is due June 2003 and bears interest at 12%. The Company issued 72,464 warrants to the bank as part of this agreement.


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

On December 17, 1996, the Company issued 1,212 shares of Series B $100 par Cumulative Convertible Preferred Stock in a transaction exempt from registration pursuant to Regulation D under the Securities Act. Each share has a liquidation preference of $5,000 and a par value of $100 per share. In the current year, 1,212 shares of the Series B Cumulative Convertible Preferred stock were converted into $5,560,000 of Common Stock, and $500,000 of the Common Stock was redeemed by the Company. The accretion discount relating to Series B Preferred Stock for the nine months ended November 1, 1997 was $541,000.


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

In addition, the Company leases its retail store locations under operating leases having terms which are either month-to-month or which are non-cancelable and expire at varying times through fiscal year 2005. The Company is responsible for its proportionate share of real estate taxes, maintenance and insurance for the leased facilities. In addition, certain leases require rent payments equal to a percentage of sales in excess of predetermined levels.


NOTE 8 - STOCK OPTION PLAN:

The Company has a stock option plan, the Celex Group, Inc. Stock Option Plan ("the Option Plan"), and an employee stock purchase plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized in the financial statements.

On July 22, 1997 the shareholders approved amendments to the Stock Option Plan as follows: (1) increase the number of shares of Common Stock that may be issued thereunder from 1,450,000 to 1,700,000; (2) provide for a one-time grant of non-qualified options to purchase 10,000 shares of Common Stock to each non-employee director serving on the Board continuously from January 1, 1996 through July 22, 1997; and (3) to amend the stock option agreements with respect to options granted to two non-employee directors under the Option Plan on December 14, 1994 to reduce the exercise price from $14.66 to $5.75 per share.


NOTE 9 - EARNINGS (LOSS) PER SHARE:

                                    For the                   For the
                               three months ended         nine months ended
                             November 1,  November 2,   November 1,  November 2,
                               1997         1996          1997         1996

Net income (loss)            $ 522,000    $25,000       (1,754,000) ($1,623,000)
Preferred stock dividends                                 (541,000)

Net income (loss) attributable
 to common shareholders      $ 522,000    $25,000       ($2,295,000)($1,623,000)

Weighted average number of
 common and common
 equivalent shares
 outstanding                 7,733,000  5,274,000         6,284,000   5,240,000

Netincome (loss) per
 common and common
 equivalent share            $ 0.07      $0.005           ($0.36)      ($0.31)



In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." The statement is effective for periods ending after December 15, 1997, and changes the methodology for calculating earnings per share. Adoption of this statement by the Company will not have a material impact on earnings per share.


NOTE 10 - 401(K) PLAN:

The Company has a 401(K) Retirement Savings Plan ("the Plan") in which full-time employees who have completed one year of service are eligible to
participate in the Plan.   Enrollment is open on January 1st or July 1st
immediately following one year of service. The Company is required to match $.20 on the dollar on the first 6% of deferral.

The Company contributions to the Plan were approximately $25,000 and $20,000 for the nine months ended November 1, 1997 and November 2, 1996, respectively.


NOTE 11 - COMMITMENTS AND CONTINGENCIES:

The Company in order to provide security in connection with the Company's construction, lease and building of a new corporate headquarters and manufacturing facility, issued a letter of credit in February, 1997 in the amount of $500,000 with an expiration date of June 1, 1998. The letter of credit reduces available borrowing by $500,000.








ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

The Company is a direct mail catalog company, specialty retailer and wholesaler that designs, manufactures and markets a diverse range of motivational and self-improvement products, many of which are the Company's own proprietary
designs.   Its products include distinctive lines of wall decor, desktop art, books, audio tapes, personalized gifts and awards, greeting cards and mugs. In addition, the Company sells other motivational products supplied by third parties. In-house designers create proprietary art work and designs that can be used in conjunction with a wide variety of products. Company personnel also customize products to fulfill customers' special needs.

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

The Company has a wide range of customers, including corporate buyers (executives, sales managers, human resource managers, and production managers of larger corporations), entrepreneurial buyers (small business owners, home office businesses, and sales professionals), as well as individual consumers,
schools  and  athletic  organizations.   The  Company's products are marketed
primarily under its SUCCESSORIES, WINNERS and BRITISH LINKS trade names through direct marketing (both catalog and telemarketing), retail sales (both franchise and Company-owned stores), and wholesale distribution.

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

For the three and nine months ended November 1, 1997 and November 2, 1996, respectively, retail sales, direct mail sales and wholesale distribution sales accounted for the following percentages of the Company's net product sales:


                                 For the three              For the nine
                                 months ended               months ended
                           November 1,   November 2,    November 1, November 2,
                              1997          1996           1997        1996

     Retail -
      Company-owned stores     25%           28%            28%         31%
     Direct Marketing          46%           45%            49%         50%
     Wholesale                 29%           27%            23%         19%


The gross profit margins for retail sales attributable to Company-owned stores are lower than for direct marketing due to more non-proprietary products being sold in retail. The gross profit margin for wholesale sales and sales to franchisees are made at a significant discount from both Retail and Direct Marketing prices.









RESULTS OF OPERATIONS

QUARTER ENDED NOVEMBER 1, 1997 COMPARED TO QUARTER ENDED NOVEMBER 2, 1996

Net product sales for the quarter ended November 1, 1997 decreased 3.6% to $13,718,000 compared to $14,224,000 for the quarter ended November 2, 1996. The $506,000 net product sales decrease was due to a decrease in Retail sales due to fewer stores being open than a year ago. Retail same store sales increased by 4.7% for the quarter ended November 1, 1997, when compared to the same quarter in the prior year.

Cost of goods sold as a percentage of net sales was 44.0% for the quarter ended November 1, 1997 compared to 45.0% for the same quarter ended in the prior year. The decrease in the cost of goods sold percentage is primarily the result of improved Retail and Direct Marketing margins offset by the increase in lower margin wholesale sales.

Operating expenses, at 52.4% of net product sales continue to show improvement versus same quarter last year which reported operating expenses of 54.2%. This improvement in operating expenses is primarily due to the reduction in advertising costs which were down $419,000 for the quarter when compared to the same quarter last year. This reduction in advertising expense reflects the impact of fewer, more efficient catalog mailings.

Interest expense decreased from $399,000 for the quarter ended November 2, 1996 to $338,000 for the quarter ended November 1, 1997, a decrease of $61,000.
This decrease in the current year quarter is the result of lower interest rates resulting from the new financing with the Provident Bank.

The net income of $539,000 is greater than the net income for the same period last year of $25,000 by $514,000, or a twenty fold increase. As a percentage of net sales, the net income increased from 0.2% for the quarter ended November 2, 1996 to 3.9% for the quarter ended November 1, 1997.

NINE MONTHS ENDED NOVEMBER 1, 1997 COMPARED TO NINE MONTHS ENDED NOVEMBER 2,
1996

Net product sales for the nine months ended November 1, 1997 increased 3.3% to $38,607,000 compared to $37,359,000 for the nine months ended quarter ended November 2, 1996. The $1,248,000 net product sales increase reflects increased wholesale sales while Direct Marketing is even with last year and Retail showed a decrease due to fewer stores. Retail same store sales increased by 8.4% for the nine months ended November 1, 1997, when compared to the same time period in the prior year.

Cost of goods sold as a percentage of net sales was 45.0% for the nine months ended November 1, 1997 compared to 42.7% for the same period in the prior year. The increase in the cost of goods sold percentage during the current year period compared to the prior year period is the result of an increase in wholesale sales during the year which have a lower gross profit margin and thus raise the overall cost of goods sold percentage.

Operating expenses for the period were 58.2% of net product sales, which represents a significant improvement over the 63.3% experienced in the same period during the prior year. This percentage change reflects the leveraging of certain expenses, such as advertising and facility costs, against greater sales. Advertising expense was down $1,478,000 for the nine months when compared to the same period last year resulting from fewer, more efficient mailings.

Interest expense increased from $1,236,000 for the nine months ended November 2, 1996 to $1,331,000 for the nine months ended November 1, 1997, an increase
of $95,000.   This increase reflects expense associated with stock warrants which was not reflected in the prior year.

The loss before taxes of ($1,737,000) is $1,006,000 less than the loss before taxes for the same period last year. After factoring out the one time moving expenses of $113,000, the impact of the move sale of $223,000, and the interest costs associated with the warrant of $253,000, the loss before taxes would have been ($1,148,000) or $1,595,000 less than last year's loss before taxes of ($2,743,000).


The net loss of ($1,737,000) for the nine months ended November 1, 1997 compares to a net loss of ($1,623,000) for the nine months ended November 2, 1996. The increased loss of $114,000 is primarily due to the recording of a net tax benefit of $1,120,000 for the nine months ended November 2, 1996. As a percentage of net sales, the net loss increased from (4.3%) for the nine months ended November 2, 1996 to a net loss of (4.5%) for the nine months ended November 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from operations, supplemented by the Company's revolving credit facility to fund its principal cash requirements.

The Company's net working capital decreased from $10,116,000 on February 1, 1997, to $8,459,000 on November 1, 1997. The current ratio decreased from 2.55:1 on February 1, 1997 to 1.69:1 on November 1, 1997. The decrease in working capital is due to decreases in prepaid catalog expenses coupled with increases in accounts payable, accrued expenses and the current portion of long-term debt. The decrease in prepaid catalog expense is consistent with the decrease in advertising expense discussed in the Results of Operations section.

The Company's net property and equipment increased significantly compared to February 1, 1997, increasing 18.5% to $9,478,000 at November 1, 1997. This increase is primarily due to property and equipment purchases and leasehold improvements relating to the Company's move to a new facility in Aurora, Illinois, coupled with the installation of a new computer system.

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

10.8         Stock Option Instrument for Arnold M. Anderson dated
             November 19, 1991 (1)

10.9         Celex Group, Inc. Stock Option Plan (1)

10.10 Joint Venture Agreement with Morrison DFW, Inc. and related documents (4)

10.11 Indemnification Agreement dated May 26, 1995 between the Company and Arnold M. Anderson (7)

             Indemnification Agreements in the form filed were also entered into by the Messrs. James M. Beltrame, Seamas T. Coyle, Timothy C. Dillon, C. Joseph LaBonte, Steven B. Larrick, Michael H. McKee, Mervyn C. Phillips, Jr., Michael Singletary, Guy E. Snyder and Peter C. Walts

10.15 Common Stock Option Agreement granted to Arnold M. Anderson and Incentive Stock Option Agreement granted to Arnold M. Anderson(9)

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

10.29 Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997 (filed herewith)

10.30 First Amendment to Credit Agreement between the Company and The Provident Bank dated as of July 16, 1997 (filed herewith)

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