Form 10-K
period 1998-01-31
CELEX GROUP INC
filed 1998-05-15
CIK 911323

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K
(Mark One)
 X
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	     For the Fiscal Year Ended January 31, 1998


	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to

                    Commission File Number: 0-22834

                         SUCCESSORIES, INC.
         (Exact name of registrant as specified in its charter)

              		ILLINOIS						                    36-3760230
	      (State or other jurisdiction of					    (I.R.S. Employer
	      incorporation or organization)					    Identification No.)

      	        2520 Diehl Road
	              Aurora, Illinois						                   60504
   (Address of principal executive offices)	          (Zip Code)

       Registrant's telephone number, including area code: (630) 820-7200 Securities registered pursuant to Section 12(b) of the Act:

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

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

	The aggregate market value of the $.01 par value Common Stock held by non-affiliates of the Registrant on April 30, 1998, based upon the last reported sale price on that date on the Nasdaq National Market of $5.50 per share, was approximately $31,140,000.

	Registrant had 6,765,081 shares of $.01 par value Common Stock, outstanding as of April 30, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE

	Portions of the Registrant's definitive Proxy Statement for its 1998 Annual
Meeting of Shareholders, which will be filed with the Securities and Exchange
Commission within 120 days of January 31, 1998, are incorporated by reference into Part III hereof.


                                   PART I

Item 1.	Business

     	General

  	Successories, Inc. ("Successories" or the "Company") is a direct mail catalog company, specialty retailer and wholesaler that designs, assembles and markets a diverse range of motivational and self-improvement products, many of which are the Company's own proprietary designs. The Company's products include distinctive lines of wall decor, desktop art, books, audio tapes, personalized gifts and awards, greeting cards and mugs. In addition, the Company sells other motivational products supplied by third parties. Company personnel create proprietary art work and designs that can be used in conjunction with a wide variety of products. The Company will also customize its products to fulfill customers' special needs.

	The majority of the Company's sales are derived from proprietary products that have been internally developed, designed, or customized.  All products are designed to have a positive motivational or self-improvement theme that can be used to reinforce basic business goals such as customer service, attitude and teamwork, or to recognize achievement and good performance.  The Company's products also appeal to organized sports teams, athletes and individuals for motivational or inspirational purposes, and for gifts.

	The Company has a wide range of customers, including Fortune 500 companies, mid-sized and small businesses, sole proprietors, entrepreneurs, sales people, schools, athletic organizations and individuals.  The Company's products are marketed primarily under its Successories trade name through direct marketing
(catalog, electronic commerce and telemarketing), retail sales (Company-owned stores), and wholesale distribution (including sales to franchisees).

	As of January 31, 1998, there were 82 Successories retail locations, 41 of which were Company-owned and 41 of which were franchised. For the fiscal year ended January 31, 1998, the Company mailed 12.2 million catalog pieces.

	The operating subsidiaries (the "Subsidiaries") of the Company commenced operations in 1985 and their original owners included certain executive officers and directors of the Company. In October 1990, Primus Development Group II Ltd. ("Primus") acquired in excess of 90% of the stock of the Subsidiaries through a share exchange. The Company was formed as a wholly-owned subsidiary of Primus and, in February 1992, Primus merged into the Company. In March 1991 and April 1993, the Company acquired the remaining outstanding stock of the Subsidiaries through share exchanges.

	Products

	A majority of the Company's sales are derived from proprietary products which either have been internally developed or designed, or individually customized.
All products are designed to have a positive motivational or self-improvement theme which can be used in businesses to reinforce basic business goals such as customer service, attitude and teamwork, to recognize achievement and good performance.  The Company's products also appeal to many individuals for both personal and professional motivation and for gifts.

	As of January 31, 1998, the Company offered approximately 4,800 stock-keeping units ("SKUs").  Successories retail stores generally carry an average of 850
SKUs while kiosks carry an average of 550 SKUs.  The Company's Successories catalog carries approximately 420 SKUs in its 40-page version and 550 SKUs in its 52-page edition.

	The Company's proprietary wall decor product line includes dramatic photography and other art developed, designed or customized in-house and printed on high-
quality coated paper stock with various motivational captions.  Company designers give each grouping of wall decor products a unique, uniform overall appearance, including consistent visual themes, a range of predominant colors and distinctive border design and lettering, thereby providing each grouping with a distinctive Trade Dress.  The prints within each product grouping are also similar in size.  Most framed art comes in an aluminum frame with an electroplated high-gloss black finish.  The Company recently began offering selected products framed in wood and intends to expand the number of wood-
framed products in the future.  High-quality tempered glass is used for safety reasons and to protect against damage.

	The Company's wall decor includes framed and unframed lithographs in various sizes ranging from 16-inch by 20-inch to 24-inch by 30-inch.  The Company's merchandise is categorized into the product "groupings" that convey a specific theme and Trade Dress.

	The Company markets smaller versions (5-inch by 7-inch) of its wall decor as well as other products designed to be placed on desktops and countertops.
In addition, mini-sized framed lithographs and mouse pads are marketed.  All desktop products contain motivational words and/or images similar to those used for wall decor.

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

 In October 1996, the Company acquired British Links Golf Classics, Inc., a catalog company selling golf-related gifts, art, wall decor and other collectibles. In November 1997, the Company executed a license agreement with The New York Times Company Magazine Group, Inc. to use the names Golf Digest and The Golf Company from Golf Digest in connection with the development of retail locations and a direct mail catalog featuring golf related wall decor, gifts and other collectibles. The Company intends to expand upon the line of proprietary products acquired in the British Links transaction by the development and expansion of The Golf Company from Golf Digest catalog and retail stores.

 Although the major product category is wall decor, the Company also sells watches, pens, wall plaques, clocks, chairs, lamps, books, planters, keepsake wooden boxes, display racks and cabinets, glasses, mugs, jewelry and other related products.

	Product Development

	The Company tries to expand its most popular product lines by offering new items with each new catalog version and by creating new product lines that are distinctive in appearance from existing lines.

	Sales and Marketing

	The Company generates revenue through direct marketing, Company-owned retail stores, franchise stores, wholesale distribution and licensing agreements.
The Company believes that each one of these channels is an efficient way to reach a specific segment of the customers.  Customers are categorized as follows:

      - corporate buyers including executives, sales managers, human resource managers and production managers of larger corporations,

      - entrepreneurial buyers including small business owners, home office businesses, sales professionals, and

      - consumers who are primarily purchasing the Company's products for themselves or as a gift for the end user.

	The Company believes that the optimal way to reach its diverse customer base is to market its products through several distribution channels.  In addition, the Company believes that its different distribution channels provide numerous benefits in cross-marketing.  For example, retail stores allow potential customers to view, first-hand, the quality of the product offerings which may lead to future catalog sales.  In addition, retail stores act as a source of new customers for the Company's mailing list.

	For the fiscal year ended January 31, 1998, direct marketing sales accounted for approximately 48% of the Company's product sales, while retail sales from Company-owned stores were approximately 31% of the total.  Wholesale distribution sales, including product sales to franchisees, were approximately 21% of the Company's product sales.

	The Company's revenue base is comprised of a wide range of customers including
Fortune 500 companies, mid-sized and small businesses, corporate management personnel, athletic and educational organizations and retail customers.  No individual customer accounted for more than 10% of the Company's net sales during the fiscal year ended January 31, 1998.

	The Company emphasizes customer service to achieve its goal of producing a high level of customer satisfaction. All merchandise sold to the Company's direct marketing and retail customers may be returned for any reason.

		Direct Marketing

	Through the use of its Successories catalogs, the Company targets sales managers, executives of small and medium-sized businesses, meeting planners, human resource managers and corporate training managers who have purchased or shown a willingness to purchase the Company's products in the past. These customers use the Company's products to reinforce important work themes, to motivate and recognize employees, and as gifts at meetings and conventions.
In addition, the Company is constantly prospecting for new customers by mailing its catalogs to prospective customers which have favorable demographic profiles or purchasing patterns.

	The Company's catalog features the entire line of proprietary products and some third-party products. The two types of catalogs currently being mailed are a 52-page version mailed to existing customers and catalog requesters and a 40-page version mailed to individuals on rented lists with the objective to acquire them as new customers.

	The Company maintains a large proprietary in-house database.  Building on this foundation, the Company maintains an ongoing prospecting effort by testing various mailing lists and evaluating the recipient's responsiveness to the
Company's product offerings.  When a prospect makes a purchase, they are promoted to the 52-page catalog using selection criteria based on purchase history.  A group of corporate sales representatives handle larger corporate accounts through telemarketing.  During the fiscal year ended January 31,
1998, the Company mailed approximately 9.7 million Successories catalogs.

	In October 1996 the Company acquired the stock of British Links Golf Classics,
Inc., a catalog company specializing in golf-related wall decor, gifts and other collectibles.  The Company believes that due to the popularity of golf and its acceptance in the business community, it will be able to generate incremental sales of golf-related products from the Company's in-house mailing list of business executives, entrepreneurs and sales people.  The
Company produced four digest-size issues of the British Links catalog, with an average issue numbering 56 pages, and mailed approximately 2.5 million
British Links catalogs during the fiscal year ended January 31, 1998.
In addition, the Company recently mailed the first issue of The Golf Company from Golf Digest catalog.  The catalog was introduced as a full-sized version and contains approximately 40 pages.

		Retail Sales

	The Company-owned retail locations consist of stores and kiosks primarily located in shopping malls. The Company's Successories stores were introduced in early 1991. As of January 31, 1998, the Company owned a total of 41 retail locations, including 34 stores and 7 kiosks. The following table shows the number of Company-owned retail locations that were opened, closed and in operation for each of the last three fiscal years.

			                                                       In Operation
			                                                        at End of
Fiscal Year Ended	           Opened	            Closed	   Fiscal Year
February 3, 1996	              6	                 3	          54
February 1, 1997*	             9	                14	          49
January 31, 1998	              3	                11	          41

* Includes acquisition of one British Links store.

As of January 31, 1998, the Company's retail locations are located in Canada and the following states:

	 Arizona			            Indiana			           Oklahoma
	 California			         Maryland			          Pennsylvania
	 Colorado			           Massachusetts			     Texas
	 Florida				           Michigan			          Virginia
	 Georgia			            Minnesota			         Wisconsin
	 Illinois				          New York

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

	The retail division plans currently call for moderate expansion in fiscal 1998, with the focus being on profit enhancement at existing Company-owned stores and kiosks, rather than on new store sales.

		Wholesale Distribution

	The Company sells products to a number of wholesale customers.  In 1996, the
Company designed and introduced the Winnersr Collection brand for wholesale distribution.  Wholesale customers include other direct marketing distributors and distributors who have acquired distribution rights for the Company's products in other countries.  Included within this category are sales to franchisees and royalty income.

 One of the Company's wholesale distribution strategies is to broaden its product distribution through sales to franchisees. Product sales to franchisees are typically made at a discount to retail or at product cost plus a certain percentage.

	The Company licenses some of its proprietary images to third parties for use in their products for which the Company receives a royalty payment.  These third parties generally market office supply products such as pens, notebooks and note cubes either through retail stores or through direct marketing catalog sales.

	Franchising Program

	The Company has devised a strategy whereby the development of Company-owned stores is concentrated in major metropolitan areas with a base population in excess of one million people, while franchise store development is concentrated in areas with a base population of fewer than one million people.  The Company believes that it can operate Company-owned stores most efficiently and profitably in areas where it has the ability to operate multiple units in relatively close proximity.  The operation of several stores in a metropolitan area "cluster" allows the Company to benefit from management and distribution efficiencies resulting from providing products and services to several locations at once, as opposed to providing such services to individual stores.  In geographic areas where the population and demographics suggest a single retail location rather than several locations in a cluster, the Company may seek to place a franchisee to act as an owner/operator.  As an owner/operator, the individual franchisee has the ability to service an individual retail operation more efficiently than the Company by maintaining lower overhead costs than those required by a single, isolated Company-owned store.

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

	As of January 31, 1998, there were 41 franchised retail stores.  The following table shows the number of franchised stores that were opened, closed and in operation for each of the last three fiscal years.

       \
			                                                           In Operation
			                                                             at End of
Fiscal Year Ended	         Opened	           Closed	          Fiscal Year
February 3, 1996	            9	                7	               43
February 1, 1997	            6	                2	               47
January 31, 1998	            4	               10	               41

	The Company provides its franchisees with a comprehensive system of business training, education, site selection assistance, professional marketing, promotion and advertising programs and other forms of franchise support.

		Franchise Operations

	All franchisees are required to comply with Company-established operational policies and procedures relating to, among other things, quality of service, training, design and decor of stores and trademark usage.  The Company's operations personnel make periodic visits to franchise stores to ensure that the stores are operating in conformity with its standards.  The Company retains the right to receive an assignment of any leasehold interest and gain possession of the store if the franchisee fails to comply with the Company's operational policies and procedures or upon expiration of the franchise agreement.

	The Company provides new franchisees with training at both the Company's headquarters and at Company-owned retail locations focused on the various aspects of store management including marketing fundamentals, financial controls and product knowledge. In addition, the Company provides ongoing employee training to franchisees and their managers, as well as its own managers.

	Various factors are considered in evaluating sites including trade area demographics, availability and cost of space, location of competitors and total retail sales in a given enclosed shopping area. The Company reviews all proposed franchise store locations and reserves the right to review the lease terms thereof.

		Franchise Agreement

	The Company attracts qualified franchise owners with a low initial franchise fee. The franchise fee for the first store is $35,000, and $30,000 for each additional store, payable in full upon execution of a franchise agreement.
Franchisees are responsible for the costs of leasehold improvements, inventory, furniture, fixtures, decor and certain other items including initial working capital.  The franchisee purchases for resale Company manufactured products or products from others that are Company-approved.
Due to the proprietary nature of most of the Company's products, the
Company is the only available source for many products sold by franchisees.

	Franchisees currently pay a monthly royalty to the Company of 2% of franchise gross sales. Franchisees are further required to spend between $5,000 and $10,000 on grand opening advertising followed by 3% of monthly gross sales for local advertising and promotion.

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

	Manufacturing, Order Fulfillment and Distribution

	The Company's manufacturing operations consist primarily of framing, product-
engraving, hot-stamping and silk screening.  The Company mounts and assembles its framed wall decor in-house and has developed a special packaging system designed to reduce the risk of breakage in shipping.

	Generally, the Company's catalog customers may choose to have their orders sent via ground shipment (7 - 10 days), economy (4 - 6 days), express
(2 - 3 days) or next day shipment. The Company's manufacturing operations and order fulfillment capabilities enable it to accommodate last-minute orders for a variety of products, and to produce samples of products for existing and potential customers. These capabilities further enable the Company to produce and test products before inclusion in the distribution channels.

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

	Although many of the quotations, photographs and other art work used by the
Company are in the public domain and are not individually protectable under copyright and trademark laws, the Company continually endeavors to protect its products through exclusive licensing relationships with the owners or subjects of various photographs by giving the products a distinctive Trade
Dress.

	Employees

	As of January 31, 1998, the Company employed 575 persons, 319 of whom were employed full time. Of this total, 266 were employed at the corporate headquarters in marketing, manufacturing, order fulfillment or administrative capacities, and 309 were field personnel, store managers or store personnel.
The Company is not a party to any collective bargaining agreements and has not experienced a strike or work stoppage. The Company believes that its employee relations are good.

Item 2.    	Properties

	The Company leases its corporate office and manufacturing/warehouse facility in Aurora, Illinois, under the terms of a lease agreement which expires in
July 2009.  The lease is for approximately 20,000 square feet of office space and 110,000 square feet of manufacturing/warehouse space.

	The Company leases all Company-owned stores from various property owners under terms typical in an enclosed mall or strip shopping center. Lease terms generally vary from five to ten years for stores, and six months to one year for kiosks. None of the Company's stores leases are individually material to the operations of the Company, and the Company expects that it will be able to renew its leases on satisfactory terms as they expire.

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

Item 4.	Submission of Matters to a Vote of Security Holders

	None.

	Executive Officers of the Registrant


Name				               Age	      Principal Occupation for Last Five Years
Arnold M. Anderson	    53	       Chairman of the Board and Director for the
                                 Company since May 1997; prior thereto, Chief
                                 Executive Officer, President, Chairman of
                                 the Board and Director for the Company and
                                 its predecessor (Primus) since October 1990;
                                 prior thereto, Chairman and President of
                                 the Subsidiaries.

James M. Beltrame	     54	       Chief Executive Officer for the Company
                                 since May 1997, Chief Operating Officer and
                                 President for the Company since June 1995,
                                 Director for the Company from March 1995,
                                 Chief Financial Officer for the Company
                                 from March 1995 to June 1996; prior thereto,
                                 Chief Financial Officer for RTO Enterprises
                                 since 1992; prior thereto, Director,
                                 Executive Vice President, Chief Financial
                                 Officer for Restaurant Associates since 1984.

Steven D. Kuptsis	     42	       Senior Vice President and Chief
                                 Administrative Officer for the Company since
                                 September 1997; prior thereto, General
                                 Manager of Chadwick-Miler, Inc. since 1996;
                                 prior thereto, Senior Vice President and
                                 Chief Operating Officer of Chadwick-Miller,
                                 Inc. since 1995; prior thereto, Vice
                                 President and Chief Financial Officer of
                                 CMI Holding Corp. since 1991.

Timothy C. Dillon	     35	       Senior Vice President, General Counsel and
                                 Secretary for the Company since 1993,
                                 Director for the Company since 1995; prior
                                 thereto, President of First American
                                 Franchise Corporation since 1992; prior
                                 thereto, attorney for Francorp, Inc.

Michael H. McKee	      44	       Senior Vice President, Creative Director
                                 and Director for the Company and its
                                 predecessor since October 1990; prior
                                 thereto, Creative Director of Product
                                 Development and Advertising for the
                                 Subsidiaries.

John F. Halpin	        44	       Senior Vice President, Direct Marketing
                                 Division for the Company since September
                                 1996; prior thereto, Vice President of
                                 Marketing for Foster & Gallagher, Inc.;
                                 prior thereto, Director of Mail Order
                                 Promotions for Encyclopedia Britannica.

Peter C. Walts	        37	       Senior Vice President of Business Development
                                 for the Company and its predecessor since
                                 October 1990; prior thereto, held various
                                 positions with the Subsidiaries.

Jill K. Werner	        42	       Vice President, Retail Division for the
                                 Company since 1996; prior thereto, held
                                 various positions within the Company since
                                 1993; prior thereto, principal owner of I.
                                 M. Petite, Inc., retail store chain since
                                 1982.

Robert P. Hayes	        41	      Senior Vice President, Merchandising for
                                 the Company since April 1998; prior thereto,
                                 Senior Vice President, Merchandising for
                                 Sportmart Stores since February 1996;
                                 prior thereto, Vice President, Merchandising
                                 for MCSports since April 1993.


PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

	The Company's common stock trades on the NASDAQ National Market under the symbol "SCES." The following table sets forth the high and low bid prices for the Company's common stock as reported by the NASDAQ Stock Market for the applicable periods shown.

                                                High                 Low
Fiscal Year Ended February 1, 1997
   First Quarter                               $9.125               $7.750
   Second Quarter                               8.375                5.125
   Third Quarter                                7.625                4.875
   Fourth Quarter                               8.250                6.375

Fiscal Year Ended January 31, 1998

   First Quarter                               $7.625               $5.750
   Second Quarter                               6.563                5.125
   Third Quarter                                7.750                5.625
   Fourth Quarter                               8.250                5.750

	As of April 30, 1998, the number of holders of record of the Company's common stock was approximately 600, and there were approximately 900 beneficial owners of the Company's common stock.  As of the same date, the bid price for the Company's common stock was $5.50.

	The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain its earnings to finance future growth and therefore has no present intention of paying dividends.
Under the Company's current credit facility, cash dividends are prohibited.


Item 6.	Selected Financial Data

	Set forth below is selected financial data for the Company as of and for each of the last five fiscal periods.  Certain prior year amounts have been reclassified to conform with the current year presentation.

	                    (In thousands, except share and per share data)

	                            Year Ended        Nine Months	   Year Ended
	    		                                          Ended
	                      January 31, February 1, February 3, April 30, April 30,
	                        1998    	   1997    	    1996    	   1995    	 1994

Statement of Operations Data:
Net product sales		    $ 56,821	   $ 56,032	   $	35,484	   $	42,809	 $	28,594

Income (loss) before
  income taxes		       $   	141	   $ (2,347)	  $ 	 (688)	  $ (7,745)	$  3,619

Income tax expense
  (benefit)		          $	    54	   $	(2,609)	  $	(1,388)	  $	   --  	$	 1,405

Net income (loss) 		   $	    87	   $	   262	   $    700	   $	(7,745)	$ 	2,214

Preferred stock
dividends and accretion$	 (741)	   $	(1,126)	  $	--	       $	--	     $	--

Income (loss) available
to common stockholders	$	 (654)	   $	  (864)	  $	   700	   $	(7,745)	$	 2,214

Earnings (loss) per share:
 Basic			              $ (0.10)	   $ 	(0.16)	  $  0.14	    $	(1.60)	 $ 	 0.57
 Diluted		             $	(0.10) 	  $	 (0.16)	  $	 0.13	    $	(1.60)	 $	  0.50

Weighted-average number of common
 shares outstanding 			6,283,662		 5,321,179		 5,144,894		 4,854,004	3,916,535

Balance Sheet Data:
Total assets		         $	40,581	   $	33,853	   $ 32,166	   $ 29,166	 $	21,790

Long-term debt 		      $	6,561	    $	  4,094	  $	 8,528	   $	8,275	  $   	218

Redeemable preferred
 stock		               $	 --  	    $ 	 5,472	  $     --  		$   --  	 $	   --

	Effective May 1, 1995, the Company changed its financial reporting year from a fiscal year ending on April 30 to a fiscal year ending on the Saturday closest to January 31.  The period ended February 3, 1996 was a nine month period.
The changes were made to conform with retail industry reporting practices.

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

	The Company's products are marketed primarily under its Successories and Winners Collection trade names through direct marketing (catalog, electronic commerce and telemarketing), retail sales (Company-owned stores), and wholesale distribution (including sales to franchisees). In October 1996, the Company acquired the stock of British Links Golf Classics, Inc., a catalog company specializing in golf-related gifts and wall decor. The
Company intends to expand upon the line of golf products acquired in the British Links transaction.

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

	For the years ended January 31, 1998 and February 1, 1997, and the twelve and nine months ended February 3, 1996, direct marketing, retail and wholesale distribution accounted for the following percentages of the Company's net product sales:

                                          				 		  Twelve Months	  Nine Months
				                     Year Ended	    Year Ended	    Ended	        Ended
				                     January 31,    February 1,  February 3,   February 3,
                            1998           1997         1996          1996
Direct marketing	           48%			         49% 	        46%	          46%
Retail           	          31%			         34%	         36%	          35%
Wholesale distribution*	    21% 			        17%	         18%	          19%

__________________________________
*Includes sales to franchisees.

	The gross profit margins for retail sales attributable to Company-owned stores are slightly lower than for direct marketing due to more non-proprietary products being sold in the retail stores.  The gross profit margin for wholesale distribution sales, including sales to franchisees, is lower since these sales are generally made at a significant discount from retail price.

	Results of Operations

	The following table sets forth the results of operations for the last three fiscal years and the change from the previous year, as taken from the
Company's consolidated statements of operations.  The Company's 1997 fiscal year consisted of the 52 weeks ended January 31, 1998.  The Company's 1996 fiscal year consisted of the 52 weeks ended February 1, 1997.  The Company's
1995 fiscal year consisted of a nine-month period from May 1, 1995 through
February 3, 1996.  The reader should note that the results of operations for the year ended February 1, 1997 are being compared to the unaudited results for the corresponding twelve months ended February 3, 1996.

                       						   (In thousands)

                                   Years Ended             Increase (Decrease)
                        January 31, 1998  February 1, 1997    1998 vs. 1997
                         Amount      %     Amount     %     Amount       %
Net product sales      $56,821    100.0   $56,032  100.0    $  789     1.4
Cost of goods sold      25,542     45.0    23,557   42.0     1,985     8.4
Gross profit on
 product sales          31,279     55.0    32,475   58.0    (1,196)   (3.7)
Fees, royalties and
 other income            1,824      3.2     1,280    2.2       544    42.5
Gross margin            33,103     58.2    33,755   60.2      (652)   (1.9)
Operating expenses,
 excluding special
 charge                 31,089     54.7    31,751   56.7      (662)   (2.1)
Special charge             --       --      2,701    4.8    (2,701)    N/A
Income (loss) from
 operations              2,014      3.5      (697)  (1.3)    2,711   389.0
Other expenses          (1,873)    (3.2)   (1,650)  (2.9)     (223)  (13.5)
Income (loss) before
 income taxes              141      0.3    (2,347)  (4.2)    2,488   106.0
Income tax (expense)
 benefit                  (54)     (0.1)    2,609    4.7    (2,663) (102.1)
Net income             $   87       0.2   $   262    0.5   ($  175)  (66.8)

                            Twelve Months Ended            Increase (Decrease)
                      February 1, 1997  February 3, 1996       1997 vs. 1996
                      Amount      %     Amount      %         Amount      %
Net product sales     $56,032   100.0   $46,145   100.0       $ 9,887    21.4
Cost of goods sold     23,557    42.0    19,864    43.0         3,693    18.6
Gross profit on
 product sales         32,475    58.0    26,281    57.0         6,194    23.6
Fees, royalties and
 other income           1,280     2.2       938     2.0           342    36.5
Gross margin           33,755    60.2    27,219    59.0         6,536    24.0
Operating expenses,
 excluding special
 charge                31,751    56.7    32,513    70.5          (762)   (2.3)
Special charge          2,701     4.8       --      0.0         2,701     N/A
Loss from operations     (697)   (1.3)   (5,294)  (11.5)        4,597    86.8
Other expenses         (1,650)   (2.9)   (1,283)   (2.8)         (367)  (28.6)
Loss before income
 taxes                 (2,347)   (4.2)   (6,577)  (14.3)        4,230    64.3
Income tax benefit      2,609     4.7     1,388     3.1         1,221    88.0
Net income (loss)     $   262     0.5  ($ 5,189)  (11.2)      $ 5,451   105.0


	Year Ended January 31, 1998, Compared to Year Ended February 1, 1997

	Net product sales were $56,821,000 for the year ended January 31, 1998, compared to $56,032,000 for fiscal 1996. The $789,000 increase reflects a 20.1% increase in wholesale distribution sales, while direct marketing sales remained constant and retail sales decreased 6.4% due to fewer Company-owned stores. At January 31, 1998, the Company owned and operated 41 retail locations, compared to 49 locations at February 1, 1997. During fiscal 1997 the Company opened three Company-owned retail locations and closed eleven underperforming locations. Same-store sales showed strong improvement with a 6.7% increase. As planned, the number of catalogs mailed during fiscal
1997 decreased 25.6% to 12.2 million. Through the implementation of more sophisticated systems to better track its direct marketing efforts, the Company has improved the effectiveness of its catalog mailings.

	Cost of goods sold was 45.0% of net product sales for the year ended January
31, 1998, compared to 42.0% for fiscal 1996.  The increase in the cost of goods sold percentage was principally attributable to higher wholesale sales during fiscal 1997 that have a lower gross profit margin and thus raise the overall cost of goods sold percentage.

	During fiscal 1997 the Company relocated its multiple manufacturing/ distribution facilities to a new, single facility. The Company also internalized production of wood framing and installed a fully integrated fulfillment conveyor system. These actions created manufacturing efficiencies and cost savings in fiscal 1997, the full effect of which will not be realized until fiscal 1998.

	Operating expenses, excluding the special charge in fiscal 1996, declined $662,000 for the year ended January 31, 1998. As a percentage of net product sales, operating expenses were 54.7% for fiscal 1997, compared to 56.7% for fiscal 1996. The reduction primarily resulted from management's ongoing cost containment and asset enhancement efforts. Advertising, which represented
29.3% of operating expenses for fiscal 1997, decreased $1,965,000 as a result of fewer, but more effective catalog mailings.

	The Company had a provision for doubtful accounts of $425,000 for the year ended January 31, 1998, compared to $246,000 for fiscal 1996. Included in the fiscal 1997 provision was a $305,000 receivable due from Talking Frames Corporation. This receivable arose from a 1995 transaction, whereby Talking Frames Corporation had an obligation to repurchase all of the convertible preferred stock held by the Company for $305,000. In January 1998, Talking
Frames Corporation discontinued its operations and was dissolved.

	During fiscal 1996 the Company recorded a special charge of $2,701,000 which was comprised of: a) reserve for certain costs associated with the relocation of the Company's corporate office and manufacturing/warehouse facilities to a new facility; b) reserve for costs associated with a plan to close certain
Company-owned stores that were underperforming; and c) write-down of the order entry computer system in anticipation of replacing it during fiscal
1997.  In fiscal 1997, the Company decided not to close two of the aforementioned Company-owned stores and accordingly, reduced the related reserve by $227,000.

	Interest expense increased $70,000 to $1,561,000 for the year ended January
31, 1998.  Included in interest for fiscal 1997 and 1996 was the amortization of the debt discount associated with the value of stock options and warrants issued to certain lenders.  This non-cash interest amounted to $567,000 and
$308,000 for fiscal 1997 and 1996, respectively.

	Income taxes were $54,000 for the year ended January 31, 1998, compared to a
$2,609,000 tax benefit for fiscal 1996.  The fiscal 1996 tax benefit primarily relates to the recognition of a portion of the net deferred tax asset.  In prior years a valuation allowance was established against the net deferred tax asset due to the uncertainty as to whether the Company would realize the net operating loss (NOL) carryforwards.  During fiscal 1996, the valuation allowance associated with the net deferred tax asset was reduced by $2,635,000 to zero.

	As of January 31, 1998, the Company has approximately $15,200,000 of tax net
NOL carryforwards.  Approximately $2,692,000 of the carryforwards relate to deductions arising from the exercise of non-qualified stock options.  These carryforwards comprised a large portion of the net deferred tax asset of
$5,339,000 at January 31, 1998.  To the extent the NOL carryforwards and existing deductible temporary differences are not offset by existing taxable temporary differences reversing within the carryforward period, the remaining NOL carryforwards are expected to be realized by achieving future profitable operations based on the following:

1. During the past three years the Company has assembled a new, experienced management team with the background, knowledge and incentives to grow the business profitably.

2. Operating income significantly improved during fiscal 1997 and 1996, after excluding the impact of the one-time special charge, as compared to fiscal 1995 and 1994.

3. The Company expects to continue to experience savings and improved earnings from the cost containment efforts that were implemented during fiscal 1997 and prior years. Specifically, these savings are anticipated to be achieved from: a) efficiencies and lower rent from the consolidation of the Company's corporate headquarters and manufacturing/distribution facilities to a single facility; b) continued realization of benefits from the implementation of more sophisticated systems to track the Company's direct marketing efforts, thereby resulting in more effective catalog mailings; c) closure of Company-owned stores that were underperforming; and d) execution of improved budgeting, forecasting and performance monitoring techniques.

	The NOL carryforwards do not begin expiring until 2009.

	As indicated above, realization of the recorded net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the NOL carryforwards. Although realization is not assured, the Company believes that it is more likely than not that the deferred tax asset will be realized.

	The Company reported net income of $87,000 and $262,000 for fiscal 1997 and
1996, respectively.

	Year Ended February 1, 1997, Compared to Twelve Months Ended
	February 3, 1996

	Net product sales for the year ended February 1, 1997 increased 21.4% to $56,032,000, compared to $46,145,000 for the twelve months ended February 3, 1996. Of the $9,887,000 net product sales increase, approximately 23% was attributable to retail sales and 64% was attributable to increased direct marketing sales. Same store sales showed strong improvement with an increase of $1,345,000 or 9.3% for the year ended February 1, 1997, when compared to the same period in the prior year. As of February 1, 1997, the Company owned and operated 49 retail locations, compared to 54 locations as of February 3, 1996. Franchise locations increased to 47 locations from 43 at February 3, 1996. The number of direct mail pieces mailed during the twelve months ended February 1, 1997, was approximately 16.4 million.

	Cost of goods sold as a percentage of net product sales was 42% for the year ended February 1, 1997, compared to 43% for the same twelve-month period ended in the prior year.  This improvement is primarily the result of continuing improvements in labor and overhead and streamlining the Company's order fulfillment system.

 Operating expenses, excluding the special charge, declined as a percentage of net product sales to 56.7% for the year ended February 1, 1997, compared to 70.5% for the same twelve-month period in the prior year. The reduction in operating expenses was primarily a result of improved management practices and cost containment efforts, coupled with increased sales.

	The Company recorded a special charge of $2,701,000 for the year ended February 1, 1997 which was comprised of: a) reserve for certain costs associated with the Company's relocation and consolidation of its manufacturing and distribution facilities and its corporate offices to a new facility; b) reserve for costs associated with a plan to close up to five Company-owned stores that were underperforming; and c) write-down of the existing order entry computer system in anticipation of replacing it during the upcoming fiscal year.

	Interest expense increased from $1,154,000 for the twelve months ended February 3, 1996, to $1,491,000 for the year ended February 1, 1997. The $337,000 increase was a result of additional borrowings.

	For the twelve months ended February 1, 1997 and February 3, 1996, the Company recorded an income tax benefit of $2,609,000 and $1,388,000, respectively, which relates mainly to the recognition of a portion of the net deferred tax asset.  In both years the valuation allowance associated with the NOL carryforwards was reduced.

	At February 1, 1997, the net deferred tax asset was $5,375,000 after a valuation allowance of zero. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to expiration of the NOL carryforwards. The Company believes it is more likely than not that the deferred tax asset from the available NOL carryforwards will be realized. The NOL carryforwards do not begin to expire until 2009.

	The Company reported net income of $262,000 for the year ended February 1, 1997, compared to a net loss of $5,189,000 for the twelve months ended
February 3, 1996.


	Liquidity and Capital Resources

	Net cash used in the Company's operating activities was $633,000 for the year ended January 31, 1998, compared to $1,088,000 for fiscal 1996 and $74,000 for fiscal 1995.  The improvement in cash used in operating activities for fiscal
1997, when compared to fiscal 1996, primarily resulted from improvements in the Company's operations.  Income before taxes was $141,000 for fiscal 1997, compared to a loss before taxes of $2,347,000 and $688,000 for fiscal 1996 and 1995, respectively.  Accounts and notes receivable increased and reduced the cash available for operations by $3,173,000 for fiscal 1997, compared to an increase of $853,000 for fiscal 1996 and a decrease of $485,000 for fiscal
1995.  Accounts payable increased by $1,138,000 in fiscal 1997, compared to a decrease of $3,444,000 in fiscal 1996 and an increase of $380,000 in fiscal
1995.

	The increase in accounts and notes receivable for fiscal 1997 primarily resulted from delays in the billing cycle due to a system conversion that took place in November 1997. The Company also had approximately $1.3 million of accounts receivable due from a wholesale customer at January 31, 1998.
This customer is in the process of returning approximately $1.1 million of excess merchandise in accordance with their agreement. The gross profit associated with these returns has been reserved at January 31, 1998.

	Investing activities utilized cash of $4,221,000 for the year ended January
31, 1998, compared to $1,125,000 for fiscal 1996 and $1,679,000 for fiscal
1995.  Capital expenditures were the principal use of cash.  For these three fiscal years the Company expended funds to open new Company-owned stores and upgrade its manufacturing/warehouse and computer equipment.  The substantial increase during fiscal 1997 was primarily attributable to (i) leasehold improvements, furniture and equipment expenditures associated with the
Company's new corporate office and manufacturing/warehouse facility and
(ii) the installation of new order entry, inventory control, manufacturing, fulfillment and financial systems.  In fiscal 1996 the Company acquired
British Links Golf Classics, Inc. for $360,000 in cash and $900,000 in notes payable and shares of the Company's stock.

	The Company will be installing new point-of-sale computer systems for all of its Company-owned retail locations during the year ending January 30, 1999.
The new systems are expected to cost approximately $500,000.  Additionally, the Company expects moderate growth in the number of retail stores in fiscal
1998.  The Company's credit facility limits capital expenditures to $2 million for fiscal 1998 and $1 million for each fiscal year thereafter.

	The new order entry, inventory control, manufacturing, fulfillment, financial and point-of-sale systems are all Year 2000 compatible. The Company is currently reviewing its other systems to determine if there are any Year 2000 issues. The Year 2000 problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures. The cost of addressing potential Year 2000 problems are not currently expected to have a material impact on the Company's consolidated financial position or results of operations.

	Net cash provided by financing activities was $5,432,000 for the year ended
January 31, 1998, compared to $2,156,000 for fiscal 1996 and $1,805,000 for fiscal 1995.  On June 20, 1997, the Company entered into a new credit facility with a bank.  Borrowings on the new facility totaled $12,447,000 and were the principal financing source of cash during fiscal 1997.  In fiscal
1996, the Company generated $6,382,000 from the issuance of Series A and B cumulative convertible preferred stock.  A portion of the funds from the new credit facility and Series A and B preferred stock were used to payoff existing debt.  Repayments of debt totaled $7,286,000 for fiscal 1997,
$7,209,000 for fiscal 1996 and $3,237,000 for fiscal 1995.  Included in the total repayments for fiscal 1997 were $1,250,000 of subordinated notes due to certain investors of the Company, including executive officers and
Directors of the Company.  At January 31, 1998, the Company had total debt outstanding of $12,006,000, with a weighted average interest rate of 9.6%.

	The June 1997 credit facility is comprised of a $7.5 million term loan and a revolving credit loan that provides for maximum borrowings of $6 million from
January through June and $9 million from July through December.  Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 50% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $3 million.  A commitment fee of .5% is payable on the daily unused amount of the maximum revolving credit commitment.  The facility expires in June 2003 and borrowings under the facility are secured by substantially all the assets of the Company.
The interest rates on the term loan and revolving credit loan borrowings were prime plus 1.25% and .75%, respectively, through August 2, 1997, and fluctuate based on the margin ratio, as defined, to no higher than prime plus 1.25% and .75%, respectively, after August 2, 1997.  The term loan is payable in quarterly installments of $125,000 through June 1, 1998, $312,500 from September 1, 1998 through June 1, 2000, and $375,000 thereafter.
Prepayments on the loans are required in certain cases including equity offerings and asset dispositions.  Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined.
Warrants for 150,000 shares of the Company's common stock were issued to the bank as part of this agreement.  These warrants have exercise prices ranging from $6.19 to $9.73.

	In July 1997, the agreement for the credit facility was amended to include an additional $500,000 fixed rate loan for the purpose of redeeming a portion of the Series B convertible preferred stock. The loan bears interest at 12% and is due in June 2003. Warrants for an additional 72,464 shares were issued to the bank in connection with this amendment and have an exercise price of $6.90.

 The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. For fiscal 1997 the Company was not in compliance with the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants. On May 14, 1998, the agreement was amended to waive these two covenants for fiscal 1997 and adjusted certain other covenants. The amended agreement requires that (i) EBITDA, which is based on a rolling four quarter period, may not be less than $4 million for the four quarters ended May 2, 1998 and increases each subsequent quarter to $6.8 million for the four quarters ended February 3, 2001 and each quarter thereafter and (ii) the interest coverage ratio, as defined, may not be less than 3.0 to 1.0 from May 2, 1998 through October 31, 1998, 4.0 to 1.0 at January 30, 1999, 4.5 to 1.0 at May 1, 1999 and July 31, 1999, and 5.0 to 1.0
thereafter. Further, in conjunction with the amendment, the exercise prices of the 222,464 warrants previously issued to the bank were reduced to $5.85 and the expiration dates were extended one year.

 On September 16, 1996, the Company issued 400 shares of Series A cumulative convertible preferred stock with a liquidation preference of $5,000 per share and a par value of $100 per share. The Series A preferred stock was converted into 300,661 shares ($2,000,000) of common stock during the year ended February 1, 1997.

 On December 17, 1996, the Company issued 1,212 shares of Series B cumulative convertible preferred stock. Each preferred share had a liquidation preference of $5,000 and a par value of $100. During fiscal 1997, 100 shares ($500,000) of the Series B preferred stock were redeemed and the balance was converted into 1,010,667 shares ($5,560,000) of common stock.

 Because the proceeds from the issuance of the Series A and B convertible preferred stock were less than the mandatory redemption and conversion amounts, the carrying amounts were increased by periodic accretion so that the carrying amounts equaled the redemption or conversion amounts at the mandatory redemption or conversion date. Preferred stock accretion amounted to $588,000, $1,093,000 and $0 for fiscal 1997, 1996 and 1995, respectively.

	At January 31, 1998, available borrowings on the revolving credit loan were
$1,553,000.  The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs and fund anticipated capital expenditures for fiscal 1998.

	Seasonality

	The Company generally experiences peak sales in the fourth quarter of its fiscal year (November through January) due to the holiday season, and its lowest sales levels in its first and second fiscal quarters (February through July). The effects of seasonality are greater in the Company's retail operations than in its direct marketing operations. Most operating expenses are incurred evenly throughout the year, although some selling and administrative expenses are variable with sales. The Company's quarterly operating results may also vary depending upon such factors as the opening of new stores, new catalog mailings, and the timing of new product introductions by the Company. The Company's cash requirements generally reach a seasonal peak in October to finance increased inventory levels needed to meet third and fourth quarter sales demand.

	Inflation

	The Company does not believe that inflation has had a material impact on its operations.

	Disclosure Regarding Forward-Looking Statements

	This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the new management team, management's long-term performance goals, programs to reduce the Company's costs and enhance asset utilization, efficiencies realized from new systems, the potential realization of benefits from net operating loss carryforwards prior to their expiration, the Company's generation of funds sufficient to meet its current operating needs and to fund anticipated capital expenditures, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-K or in any document incorporated by reference herein.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

	Not Applicable.

Item 8.	Financial Statements and Supplementary Data

	See the Index to Financial Statements and Financial Statement Schedules on page F-1. Such Financial Statements and Schedules are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure

	None

PART III

Item 10.	 Directors and Executive Officers of the Registrant

	Information regarding the above will be included under the caption, "Election of Directors," in the Company's definitive proxy statement for its 1998 annual meeting of stockholders, which will be filed with the Securities and
Exchange Commission within 120 days after January 31, 1998, and is incorporated herein by reference.  Information regarding executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction
G(3) to Form 10-K, and Instruction 3, Item 401(b) of Regulation S-K.

Item 11.	 Executive Compensation

	Information regarding the above will be included under the caption, "Compensation and Other Transactions with Management," in the Company's definitive proxy statement for its 1998 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 31, 1998, and is incorporated herein by reference.

Item 12.	 Security Ownership of Certain Beneficial Owners and Management

	Information regarding the above will be included under the caption, "Security Ownership," in the Company's definitive proxy statement for its 1998 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 31, 1998, and is incorporated herein by reference.

Item 13.	 Certain Relationships and Related Transactions

	Information regarding the above will be included under the caption, "Compensation and Other Transactions with Management," in the Company's definitive proxy statement for its 1998 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 31, 1998, and is incorporated herein by reference.


PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a)	1.	See Index to Financial Statements and Financial Statement Schedules.

		   2.	See Index to Financial Statements and Financial Statement Schedules.

		   3.	See Index to Exhibits immediately following the Signatures page.

	(b)	There were no reports on Form 8-K filed during the quarter ended
     January 31, 1998.

	(c)	See Index to Exhibits immediately following the Signatures page.

	(d)	See Index to Financial Statements and Financial Statement Schedules.


Item 14(a).   Index to Financial Statements and Financial Statement Schedules
                                                                          Page
(1)  	Financial Statements:

		    Reports of Independent Accountants	                          F-2 and F-3
		    Consolidated Balance Sheets	                                         F-4
		    Consolidated Statements of Operations	                               F-5
		    Consolidated Statements of Stockholders' Equity	                     F-6
		    Consolidated Statements of Cash Flows	                               F-7
		    Notes to Consolidated Financial Statements	                          F-8

(2)  	Financial Statement Schedule:

		    Report of Independent Accountants	                                  F-23
	   	 Schedule II - Valuation and Qualifying Accounts	                    F-24

	All other schedules called for under Regulation S-X are not submitted because they are not applicable, or not required, or because the required information is not material or is included in the consolidated financial statements or notes thereto.


REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and the Stockholders of
Successories, Inc.


We have audited the accompanying consolidated balance sheets of Successories, Inc. (an Illinois corporation) and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Successories, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on Page F-24 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                             ARTHUR ANDERSEN LLP
Chicago, Illinois
April 24, 1998  (except with respect to
the matter discussed in the 3rd paragraph of
Note 7, as to which the date is May 14, 1998)




REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and the Stockholders
of Successories, Inc.


In our opinion, the accompanying consolidated statements of operations, cash flows and changes in stockholders' equity for the period May 1, 1995 through February 3, 1996 of Successories, Inc. present fairly, in all material respects, the results of operations and cash flows of Successories, Inc.
and its subsidiaries for the period May 1, 1995 through February 3, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Successories, Inc. for any period subsequent to February 3, 1996.




PRICE WATERHOUSE LLP
Chicago, Illinois
April 26, 1996, except as to (a) the pro forma amounts for the period May 1, 1995 through February 3, 1996 presented in
Note 11, the date of which is April 18,
1997 and (b) the basic and diluted earnings per share amounts for the period May 1, 1995 through February 3, 1996 presented in the consolidated statements of operations and in Notes 11 and 14, the date of which is April 24, 1998



                               SUCCESSORIES, INC.
                          CONSOLIDATED BALANCE SHEETS

				                                  	            January 31,	    February 1,
ASSETS	                                               1998   	        1997
Current assets:
	Cash and cash equivalents           	            $  1,751,000	   $ 1,173,000
	Accounts and notes receivable, net	                 7,330,000	     4,157,000
	Inventories, net	                                   9,749,000	     8,970,000
	Prepaid catalog expenses 	                          1,439,000	     2,006,000
	Other prepaid expenses	                             1,307,000	     1,180,000
Total current assets	                               21,576,000	    17,486,000

Property and equipment, net  	                      10,292,000	     8,000,000
Notes receivable	                                      292,000	       301,000
Deferred financing costs, net	                         482,000
Deferred income taxes	                               5,339,000	     5,375,000
Intangible and other assets, net	                    2,600,000	     2,691,000

Total assets	                                      $40,581,000	   $33,853,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Current portion of long-term debt	                $ 5,445,000	   $ 2,215,000
	Accounts payable	                                   4,629,000	     3,491,000
	Reserve for stores to be closed	                       16,000	       420,000
	Reserve for relocation-related expenses	   	                         497,000
	Accrued expenses	                                   1,144,000	       747,000
Total current liabilities                 	         11,234,000	     7,370,000
Long-term debt	                                      6,561,000	     4,094,000
Total liabilities	                                  17,795,000	    11,464,000

Minority interests in subsidiaries	                    352,000	       509,000

Mandatory redeemable Series B convertible preferred
  stock, $100 par value; 1,212 shares authorized;
  1,212 shares issued and outstanding as of
  February 1, 1997	                                        --   	   5,472,000

Stockholders' equity:
	Common stock, $.01 par value; 20,000,000
  shares authorized; 6,762,520 and 5,703,459
  shares issued and outstanding, respectively	          68,000	        57,000
	Common stock warrants	                              1,584,000	       370,000
		Notes receivable from officers	                     (273,000)
		Additional paid-in capital	                       26,127,000	    20,362,000
	Accumulated deficit                              	 (4,999,000)	   (4,345,000)
	Foreign currency translation adjustment        	      (73,000)	      (36,000)
Total stockholders' equity	                         22,434,000	    16,408,000

Total liabilities and stockholders' equity 	       $40,581,000	   $33,853,000


The accompanying notes are an integral part of these balance sheets


                                SUCCESSORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        			     May 1, 1995
                      				     Year Ended  	    Year Ended	       through
	                           January 31, 1998	February 1, 1997 February 3, 1996
Net product sales	             $56,821,000	     $56,032,000	     $35,484,000
Cost of goods sold	             25,542,000	      23,557,000	      13,310,000

Gross profit on product sales	  31,279,000	      32,475,000	      22,174,000

Fees, royalties and other
  income	                        1,824,000	       1,280,000	         741,000

Gross margin	                   33,103,000	      33,755,000	      22,915,000

Operating expenses, excluding
  special charge	               31,089,000	      31,751,000	      22,724,000
Special charge	                                	  2,701,000

Income (loss) from operations	   2,014,000	        (697,000)	        191,000

Other income (expense):
	Minority interests in
  subsidiaries	                   (269,000)	       (184,000)	       (100,000)
	Interest income	                   31,000	          19,000	          48,000
	Interest expense	              (1,561,000)	     (1,491,000)	       (866,000)
	Other		                           (74,000)	          6,000	          39,000
Total other expense        	    (1,873,000)	     (1,650,000)	       (879,000)

Income (loss) before income taxes	 141,000	      (2,347,000)	       (688,000)
Income tax benefit (expense)	      (54,000)	      2,609,000 	      1,388,000

Net income                  	   $   87,000	      $  262,000     	$   700,000

Earnings (loss) per share:
	Basic                 	       ($      .10)	    ($      .16)	    $       .14
	Diluted	                      ($      .10)	    ($      .16)	    $       .13



The accompanying notes are an integral part of these statements.






                             SUCCESSORIES, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(8 COLUMNS ON 2 PAGES)

			                                     Additional 		               Notes
	                      Common Stock      Paid-In	   Accumulated   Receivable
     	               Shares    Amount    Capital     Deficit     From Officers
Balance at
 April 30, 1995     5,117,397  $51,000  $15,811,000 ($4,181,000)  $     --
Net income                                            		700,000
Foreign currency
 translation
	adjustment
Issuance of warrants
Common stock transactions:
	Sales of common
  shares    	          79,748 	  1,000 	    433,000
Exercise of stock
 options and warrants  11,750       -     	  57,000

Balance at
 February 3, 1996  	5,208,895  	52,000   16,301,000 	(3,481,000) 	    --

Net income       					                                  262,000
Foreign currency
 translation
	adjustment
Preferred stock transactions:
	Preferred stock
  dividends 				                                 				   (33,000)
	Accretion of preferred
  stock discount                     		          		 	(1,093,000)
Common stock transactions:
	British Links
  acquisition  	       91,324	   1,000   	  499,000
	Sales of
  common shares       	65,079	   1,000   	  313,000
Conversion of Series A
	preferred stock		    300,661	   3,000	   1,997,000
Tax benefit of
 stock options
	exercised  				                          1,050,000
Exercise of
 stock options         37,500	     --   	   202,000

Balance at
 February 1, 1997	  5,703,459	  57,000	  20,362,000	 (4,345,000)	        --

Net income					                                          87,000
Foreign currency
 translation
	adjustment
Issuance of
 warrants
Notes receivable						                                              (273,000)
Preferred stock transactions:
	Preferred stock
  dividends				                                        (153,000)
	Accretion of preferred
 	stock discount				                                  	(588,000)
Common stock transactions:
	Sales of
  common shares	       48,394	   1,000 	     215,000
Conversion of Series B
	preferred stock		  1,010,667 	 10,000 	   5,550,000

Balance at
 January 31, 1998   6,762,520	 $68,000	  $26,127,000 ($4,999,000) 	($273,000)  	    ($73,000)  	 $1,584,000	$ 22,434,000


        The accompanying notes are an integral part of these statements.



                                Foreign
                               Currency          Common            Total
                              Translation         Stock          Stockholders
                              Adjustment        Warrants           Equity

Balance at
  April 30, 1995               ($57,000)        $    --          $11,624,000
Net income                                                           700,000
Foreign currency
  translation
  adjustment                   (151,000)                            (151,000)
Issuance of warrants                              378,000            378,000
Common stock transactions:
 Sales of common
  shares                                                             434,000
Exercise of stock
  options and warrants                             (8,000)            49,000

Balance at
  February 3, 1996             (208,000)          370,000         13,034,000

Net income                                                           262,000
Foreign currency
  translation
  adjustment                    172,000                              172,000
Preferred stock transactions:
 Preferred stock
  dividends                                                          (33,000)
 Accretion of preferred
  stock discount                                                  (1,093,000)
Common stock transactions:
 British Links
  acquisition                                                        500,000
 Sales of
  common shares                                                      314,000
Conversion of Series A
 preferred stock                                                   2,000,000
Tax benefit of
 stock options
 exercised                                                         1,050,000
Exercise of
 stock options                                                       202,000

Balance at
  February 1, 1997            (36,000)            370,000         16,408,000

Net income                                                            87,000
Foreign currency
  translation
  adjustment                   37,000                                (37,000)
Issuance of warrants                            1,214,000          1,214,000
Notes receivable                                                    (273,000)
Preferred stock transactions:
 Preferred stock
  dividends                                                         (153,000)
 Accrection of preferred
  stock discouont                                                   (588,000)
Common stock transactions:
 Sales of
  common shares                                                      216,000
Conversion of Series B
 preferred stock                                                   5,560,000

Balance at
 January 31, 1998             ($73,000)        $1,584,000        $22,434,000



        The accompanying notes are an integral part of these statements.




                              SUCCESSORIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               								        May 1, 1995
          				             Year Ended  	     Year Ended	         through
	                       January 31, 1998   February 1, 1997  February 3, 1996

Cash flows from operating activities:
	Net income      	        $    87,000	       $   262,000 	    $   700,000
	Adjustments to reconcile
   net income to net cash
   used in operating
   activities, net of
 	 effects of acquisitions:
		  Depreciation and
     amortization 	        2,516,000          	3,527,000	       1,388,000
		  Deferred income tax
     benefit	                (49,000)	        (2,656,000)	     (1,600,000)
		  Amortization of
     debt discount 	         567,000	            308,000	          70,000
                          	3,121,000         	 1,441,000   	      558,000

 		Changes in operating assets and liabilities:
		 	Accounts and notes
     receivable      	    (3,173,000)	          (853,000) 	       485,000
			 Inventories           	 (779,000)           	428,000 	       (735,000)
				Prepaid catalog
     expenses     	          567,000	          1,844,000 	     (1,166,000)
			 Other prepaid expenses 	(473,000)	          (113,000) 	       420,000
 			Accounts payable      	1,138,000	         (3,444,000) 	       380,000
			 Reserve for stores
     to be closed 	         (245,000)	           420,000
		 	Reserve for relocation-
     related expenses      	(497,000)           	497,000
		 	Accrued expenses        	397,000	            381,000 	        201,000
 			Other              	    (689,000)       	 (1,689,000)    	   (217,000)
Net cash used in
  operating activities      (633,000)      	  (1,088,000)  	      (74,000)

Cash flows from investing activities:
	Net cash paid for
  acquisitions	              (50,000)          	(360,000)
	Purchases of property
  and equipment	          (4,171,000)	          (765,000)    	 (1,679,000)
	Net cash used in
  investing activities	   (4,221,000)	        (1,125,000)   	  (1,679,000)

Cash flows from financing activities:
		Proceeds from issuing
   common stock	             216,000		           314,000	         434,000
 	Proceeds from issuing
   Series A and B
	  preferred stock, net	  	                    6,382,000
	Proceeds from exercise of
  stock options and warrants                     202,000          	57,000
	Preferred stock dividends 	(153,000)           	(33,000)
	Redemption of Series B
  preferred stock	          (500,000)
	Notes receivable from
  officers	                 (273,000)
	Proceeds from long-term
  debt and net borrowings
  on revolving credit
  loan                    13,428,000	          2,500,000 	      4,551,000
	Repayments of long-
  term debt            	  (7,286,000)       	 (7,209,000)    	 (3,237,000)
Net cash provided by
 financing activities      5,432,000        	  2,156,000	       1,805,000

Net increase (decrease)
 in cash 	                   578,000	            (57,000)	         52,000
Cash and cash equivalents,
 beginning of period	      1,173,000	          1,230,000     	  1,178,000

Cash and cash equivalents,
 end of period   	        $1,751,000	         $1,173,000 	     $1,230,000




       The accompanying notes are an integral part of these statements.





                           SUCCESSORIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF THE BUSINESS

Successories, Inc. (formerly Celex Group, Inc.) and its subsidiaries (the "Company") design, manufacture and market proprietary and licensed products for business, personal motivation and for golf enthusiasts. The Company considers itself a single line of business with products that are marketed primarily under its Successories, Winners Collection and British Links trade names through direct marketing (catalog, electronic commerce and telemarketing), retail sales (Company-owned stores) and wholesale distribution (including sales to franchisees). The Company operates a chain of Successories retail stores located primarily in the United States. The Company also operates a franchising program whereby it sells franchises to market the Company's products under the Successories trademark.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year End

Effective May 1, 1995, the Company changed its financial reporting year from a fiscal year ending on April 30 to a fiscal year of 52 or 53 weeks ending on the Saturday closest to January 31. In addition, the Company changed its quarterly reporting period to 4-5-4 week format. The changes were made to conform with retail industry reporting practices.

The fiscal years ended January 31, 1998 and February 1, 1997 include 52 weeks. The period ended February 3, 1996 was a nine month period.

Principles of Consolidation

The consolidated financial statements include the accounts of Successories, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial results of franchised stores have not been reflected in the Company's consolidated financial statements.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid instruments with an original maturity of three months or less.

Revenue Recognition

Net revenues include retail, direct marketing and wholesale activities. Retail sales at the Company-owned stores are net of returns and allowances. Wholesale and direct marketing sales are generally recognized at the time orders are shipped to customers.

The Company recognizes revenue from individual franchise and area license sales when all material services or conditions relating to the sale have been substantially performed or satisfied. For individual franchises this is generally coincident with the retail store opening. No deferred revenue was recorded as of January 31, 1998 or February 1, 1997.

The Company's franchise agreements generally require franchisees and licensees to remit continuing royalty fees of 2% of gross revenues derived from proprietary product sales. The Company recognizes these fees as revenue when actually earned.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and includes material, labor and overhead costs.

Prepaid Catalog Expenses

Prepaid catalog expenses consist primarily of mail order catalogs for the Company's products. The cost of such direct response advertising is charged to expense over the period that the related catalog sales are expected, not to exceed twelve months. The amortization period is based upon the Company's historical patterns of catalog response. All other advertising costs are expensed as incurred.

Advertising expense was $9,097,000, $11,062,000 and $7,353,000 for the years ended January 31, 1998 and February 1, 1997, and the period from May 1, 1995 through February 3, 1996, respectively.

Prepaid Licensing Costs

Prepaid licensing costs, which consist primarily of the rights to use certain images, are being capitalized and amortized over a three-year period.
 Historically, these costs were amortized over a two-year period.  The
Company changed its amortization period to better approximate the product life cycle during the fiscal year ended February 1, 1997. The change resulted in an increase to income of approximately $48,000 during fiscal 1996.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided for on a straight-line basis over the estimated useful lives of the related assets, ranging from 3 to 15 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful life of the improvement or the term of the lease. Major renewals and betterments are capitalized and maintenance and repair costs are charged to expense as incurred.

The Company recorded a special charge of approximately $1,689,000 for the year ended February 1, 1997, to write down certain assets to their fair value. These assets included the order entry computer system, which was replaced in November 1997, and certain leasehold improvements associated with the relocation of the Company's corporate office and manufacturing/warehouse facilities.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related debt. Accumulated amortization was $44,000 and $0 as of January 31, 1998 and February 1, 1997, respectively.

Intangible Assets

Intangible assets consist principally of distribution rights and goodwill. Such assets are being amortized on a straight-line basis. Distribution rights are being amortized over a period of 5 years. Goodwill, which represents the cost of purchased businesses in excess of the fair value of net assets acquired, is amortized over 40 years. The Company reviews the realizability of the intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Accumulated amortization amounted to $1,310,000 and $1,065,000 at January 31, 1998 and February 1, 1997, respectively.

Accounts Payable

Checks outstanding, net of approximately $871,000 and $1,173,000, are included in accounts payable as of January 31, 1998 and February 1, 1997, respectively.

Income Taxes

The Company provides for deferred income taxes under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based on the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Store Opening and Closing Costs

Costs associated with the opening of new stores are expensed as incurred. Estimated costs associated with the closing of under-performing Company-owned stores are recognized in the period a decision has been reached to close the store.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to basic earnings per share except the diluted computation gives effect to all dilutive potential common shares that were outstanding during the period. The prior years consolidated financial statements have been restated for SFAS No. 128.

Foreign Currency Translation

One of the Company's subsidiaries has operations in Canada. The assets and liabilities of this subsidiary are translated at the current exchange rate in effect at the balance sheet date, with gains or losses resulting from such translation included in stockholders' equity. Revenues and expenses are translated at the average exchange rate in effect at the time the underlying transaction occurred. Transaction gains or losses are included in the results of operations.

Financial Instruments

The carrying amounts for current assets and current liabilities approximate their fair value due to their short-term maturity periods. The carrying amount of long-term debt reasonably approximates its fair value as the stated interest rates approximate current market interest rates of debt with similar terms.

Use of Estimates

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

New Accounting Pronouncements

In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report the change in its net assets during the period from nonowner sources, and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting and disclosure standards for an enterprise's operating segments. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3.  ACQUISITIONS

On September 18, 1997, the Company purchased certain assets of a franchisee who operated a Successories retail location in California. The purchase price of approximately $230,000 consisted of $50,000 in cash and the forgiveness of indebtedness owed by the franchisee. The transaction resulted in goodwill of $185,000.

On October 1, 1996, the Company purchased all of the stock of British Links Golf Classics, Inc. for approximately $1,260,000. The purchase price consisted of $760,000 in cash and notes payable and 91,324 shares of the Company's common stock. The purchase price exceeded the fair value of the net assets acquired and resulted in goodwill of $1,287,000. The notes are subordinate to all other debt of the Company. British Links Golf Classics, Inc. is a catalog company which sells golf-related wall decor, gifts and other collectibles.

On October 15, 1995, the Company purchased the 20% minority interest in Celex Successories, Inc. from its joint venture partner bringing the Company's ownership to 100%. The purchase price of approximately $106,000 was settled through assignment of certain joint venture assets and forgiveness of indebtedness owed by the partner.

On October 30, 1995, the Company purchased certain assets and assumed certain liabilities of a franchisee who operated a Successories retail location in Florida. The purchase price of approximately $128,000 was settled through the assignment of certain assets and the forgiveness of indebtedness owed by the franchisee.

All of the aforementioned acquisitions were accounted for as purchases and accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the acquisition date. The results of operations of the acquired businesses have been included in the consolidated financial statements from their respective dates of acquisition.

NOTE 4.  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

                                       January 31,             February 1,
                                         1998                     1997
		Accounts receivable	                 $  7,830,000	          $  4,535,000
		Notes receivable	                         402,000	               429,000

                                     					8,232,000	             4,964,000
		Less allowance for doubtful
   accounts and sales returns         	    (610,000)        	     (506,000)

                                       	  7,622,000	             4,458,000
		Less current portion	                   7,330,000         	    4,157,000

		Noncurrent portion	                  $    292,000	          $    301,000

A portion of the Company's sales are made through the extension of credit. Accounts receivable from credit sales are generally unsecured. Notes receivable from franchisees are generally secured by a personal guarantee of the franchisee and the assets of the franchised store. Approximately 17% of the accounts and notes receivable were due from franchisees at January 31, 1998 and February 1, 1997.

In December 1997, the Company granted a licensee the exclusive right in Australia and New Zealand to (i) produce and distribute Successories catalogs, (ii) produce, distribute and sell Successories and Winners Collection products through direct marketing and wholesale channels and
(iii) own, operate and sell franchises to others to operate Successories retail locations. In consideration for this right, the licensee agreed to pay an initial fee of $300,000, with $23,000 paid upon execution of the agreement and the balance payable in quarterly installments of $16,000 from April 1998 through July 2002. The amount financed is evidenced by a promissory note. In addition, the licensee is required to remit continuing royalty fees of 4% of gross sales, as defined, and an additional fee of $20,000 for each retail location opened. The agreement has an initial term of five years and can be renewed by the licensee for successive terms of five years each provided certain defined conditions have been fulfilled. The balance due on the promissory note was $277,000 as of January 31, 1998.

NOTE 5.  INVENTORIES

Inventories are comprised of the following:

				                                      January 31,            February 1,
		                                           1998                   1997
		Finished goods	                        $ 6,690,000	           $ 6,245,000
		Raw materials	                           3,187,000	             2,893,000

                                      					9,877,000	             9,138,000
		Less reserve for obsolescence        	    (128,000)	             (168,000)

				                                    	$ 9,749,000	           $ 8,970,000


NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                           January 31,           February 1,
                                              1998                  1997
		Leasehold improvements	                  $ 7,831,000	          $ 7,096,000
		Machinery and equipment	                   5,441,000	            4,455,000
		Furniture and fixtures	                    4,200,000	            3,597,000
		Vehicles                             	        19,000	               92,000

                                       					17,491,000	           15,240,000
		Less accumulated depreciation
		    and amortization                  	   (7,199,000)	          (7,240,000)

					                                      $10,292,000	          $ 8,000,000


NOTE 7.  DEBT

Debt is comprised of the following:

                                        	 	January 31,		         February 1,
 		                                           1998       	          1997
Bank borrowings:
		Term loan, net of debt discount of
			$401,000 and $0	                        $ 6,849,000	          $ 4,495,000
		Revolving credit loan	                     4,447,000
		Fixed rate loan, net of debt discount of
			$246,000 and $0	                            254,000
Subordinated notes:
		10% notes to investors	    	                                     1,250,000
		British Links Golf Classics, Inc.
			former owners	                              155,000	              400,000
Capital lease obligations         	            301,000	              146,000
Other	                        	                   	                   18,000

                                       					12,006,000            	6,309,000
Less current portion     	                  (5,445,000)	          (2,215,000)

Long-term debt                            	$ 6,561,000	          $ 4,094,000


On June 20, 1997, the Company entered into a new credit facility with a bank. The facility replaced an existing credit agreement that would have expired on May 1, 1998. The new facility is comprised of a $7.5 million term loan and a revolving credit loan that provides for maximum borrowings of $6 million from January through June and $9 million from July through December. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 50% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $3 million. A commitment fee of .5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003 and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings were prime plus 1.25% and .75%, respectively, through August 2, 1997, and fluctuate based on the margin ratio, as defined, to no higher than prime plus 1.25% and .75%, respectively, after August 2, 1997.
The term loan is payable in quarterly installments of $125,000 through June
1, 1998, $312,500 from September 1, 1998 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined. As of January 31, 1998, available borrowings on the revolving credit loan were $1,553,000. Warrants for 150,000 shares of the Company's common stock were issued to the bank as part of this agreement. These warrants have exercise prices ranging from $6.19 to $9.73.

In July 1997, the agreement for the credit facility was amended to include an additional $500,000 fixed rate loan for the purpose of redeeming a portion of the Series B cumulative convertible preferred stock. The loan bears interest at 12% and is due in June 2003. Warrants for an additional 72,464 shares were issued to the bank in connection with this amendment and have an exercise price of $6.90.

The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. For the year ended January 31, 1998 the Company was not in compliance with the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants. On May 14,1998, the agreement was amended to waive these two covenants for the year ended January 31, 1998 and adjusted certain other covenants. The amended agreement requires that (i) EBITDA, which is based on a rolling four quarter period, may not be less than $4 million for the four quarters ended May 2, 1998 and increases each subsequent quarter to $6.8 million for the four quarters ended February 3, 2001 and each quarter thereafter and (ii) the interest coverage ratio, as defined, may not be less than 3.0 to 1.0 from May 2, 1998 through October 31, 1998, 4.0 to 1.0 at January 30, 1999, 4.5 to 1.0 at May 1, 1999
and July 31, 1999, and 5.0 to 1.0 thereafter. Further, in conjunction with the amendment, the exercise prices of the 222,464 warrants previously issued to the bank were reduced to $5.85 and the expiration dates were extended one year.

At February 1, 1997, the Company had a credit agreement with a bank that was comprised of a $4,495,000 term loan and a revolving credit loan that allowed for maximum borrowings of $4 million. The credit agreement was to expire on May 1, 1998 and was secured by substantially all the Company's assets. The interest rates on the term loan and revolving credit loan borrowings were prime plus 1%. The term loan was payable in monthly principal and interest installments approximating $95,000. At February 1, 1997, there were no borrowings on the revolving credit loan. The credit agreement was paid off using the proceeds from the new credit facility.

On November 10, 1995, the Company borrowed $1,500,000 from certain investors, including executive officers and members of the Board of Directors. The subordinated notes were originally due November 1, 1996, and bore interest at 10%. Concurrent with these borrowings, warrants for 120,000 shares of the Company's common stock were issued to the noteholders. In November 1996, the Company extended the maturity date for $1,250,000 of the original amount financed to November 1997. The interest rate for the extended financing remained at 10%. In addition, the Company granted options for 125,000 shares to the noteholders participating in the extended financing. The subordinated notes were paid off using the proceeds from the new credit facility.

In connection with the acquisition of British Links Golf Classics, Inc., the Company originally issued subordinated promissory notes aggregating $400,000. The final settlement of the acquisition reduced the amount due on the subordinated notes to $355,000. The notes are payable in three installments:
$100,000 was paid on May 1, 1997 and September 20, 1997, and the remaining $155,000 is due on September 20, 1998. The interest rate is prime.

The stock options and warrants issued in conjunction with the new credit facility and 10% subordinated notes were assigned a fair value using the Black-Scholes option pricing model. The fair value of the options and warrants have been reflected as a discount on the debt and are being amortized as interest expense over the terms of the related debt. Interest expense related to these stock options and warrants amounted to $567,000, $308,000 and $70,000 for the years ended January 31, 1998 and February 1, 1997, and the period from May 1, 1995 through February 3, 1996, respectively.

The weighted average interest rate on borrowings outstanding as of January 31, 1998 and February 1, 1997, was 9.6% and 9.2% respectively.

Aggregate future maturities of debt are as follows:

	Fiscal year ending:
 	January 30, 1999	            $	5,445,000
	 January 29, 2000		             1,452,000
	 February 3, 2001		             1,429,000
	 February 2, 2002		             1,507,000
	 February 1, 2003		             1,507,000
	 Thereafter		                   1,313,000


NOTE 8.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                               May 1, 1995
                       Year Ended          Year Ended            through
                    January 31, 1998    February 1, 1997     February 3, 1996
Current:
	Federal 	           $	   --   	        $	   --   	            $  	212,000
	State     		           18,000		             47,000
 Foreign 		             85,000
Deferred		             (49,000)		        (2,656,000)        		  (1,600,000)

            		       $  54,000		       ($ 2,609,000)		        ($ 1,388,000)

A reconciliation between the federal statutory rate and the Company's effective tax rate is as follows:

                                              			         				  May 1, 1995
					                 Year Ended 	         Year Ended  	          through
 					             January 31, 1998 	   February 1, 1997  	  February 3, 1996

Federal statutory rate		(34.0)%		           (34.0)%		              (34.0)%
State taxes, net of
  federal tax benefit 	  (5.0)		             (5.0)		                (5.0)
Foreign taxes in excess
  of domestic rate	     (21.3)
Recognition of prior
 year tax benefit			                        (77.8)		              (205.3)
Adjustment to prior
 year taxes						                                                   30.7
Other, primarily
 permanent items		       22.0  		             5.6  		               12.1

              						    (38.3)%		          (111.2)%		             (201.5)%


Deferred income taxes result from temporary differences in the recognition of revenues and expense for financial and income tax reporting purposes. The components of the net deferred tax asset are comprised of the following:


                      					               January 31,	           February 1,
                               					         1998          	        1997
Deferred tax assets:
	Accounts receivable  	                  $	 238,000	            $ 	197,000
	Inventories  			                           108,000		               95,000
	Special charge 			  		                                          1,222,000
	Depreciation and amortization		             79,000
	Loss carryforwards		                     5,920,000		            5,204,000
	Other	 			                                 170,000		               50,000

			 		                                    6,515,000		            6,768,000

Deferred tax liabilities:
	Prepaid advertising  		                  1,176,000		            1,126,000
	Depreciation and amortization		                   		              267,000

                              				  		    1,176,000		            1,393,000

Net deferred tax asset    	             $ 5,339,000	           $	5,375,000


In prior years a valuation allowance was established against the net deferred tax asset due to the uncertainty as to whether the Company would realize the benefits of the net operating loss carryforwards. During the years ended February 1, 1997 and February 3, 1996, the valuation allowance associated with the net deferred tax asset was reduced by $2,635,000 and $1,262,000, respectively. These reductions resulted in decreasing the valuation allowance to zero as of February 1, 1997. Although realization is not assured, the Company believes that it is more likely than not that the net deferred tax asset will be realized.

Realization of the net deferred tax asset is largely dependent upon the Company generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. However, the amount of such realization could be reduced in the near term if estimates of future taxable income during the carryforward period are changed. To the extent the net operating loss carryforwards and existing deductible temporary differences are not offset by existing taxable temporary differences reversing within the carryforward period, the remaining loss carryforwards are expected to be realized by achieving future profitable operations based on the following:

1. During the past three years the Company has assembled a new, experienced management team with the background, knowledge and incentive to grow the business profitably.

2. Operating income significantly improved during the years ended January 31, 1998 and February 1, 1997, after excluding the impact of the special charge, as compared to the period from May 1, 1995 through February 3, 1996, and the year ended April 30, 1995.

3. The Company expects to continue to experience savings and improved earnings from the cost containment efforts that have been implemented. Specifically, these savings are anticipated to be achieved from:
   a) efficiencies and lower rent from the consolidation of the Company's manufacturing/distribution facilities and corporate office to a single facility; b) continued realization of benefits from the implementation of more sophisticated systems to track the Company's direct marketing efforts, thereby resulting in more effective catalog mailings; c) closure of Company-owned stores that were underperforming; and d) execution of improved budgeting, forecasting and performance monitoring techniques.

The Company has approximately $ 15,200,000 of tax net operating loss carryforwards as of January 31, 1998. The net operating losses do not begin to expire until 2009. Approximately $2,692,000 of the loss carryforwards relate to deductions arising from the exercise of non-qualified stock options, the benefit of which has been credited to additional paid-in capital.

NOTE 9.  RELATED PARTY TRANSACTIONS

In June 1997, the Company agreed to loan three executive officers an aggregate amount of $273,000 to allow the officers to purchase shares of the Company's common stock. The notes bear interest at 7% or the appropriate applicable federal rate as determined by the Internal Revenue Service, whichever is higher. One of the notes for $33,000 is due on demand. The other notes are payable in aggregate annual installments of $25,000, with the balance due in June 2002; provided that each payment shall be forgiven by the Company on a year-by-year basis if the Company meets certain annual targets for earnings before interest and taxes. Two of the notes are secured by a pledge of the shares purchased.

The Company advanced $77,000 to a franchise owned by a relative of an outside director during the year ended February 1, 1997. In September 1997, the Company purchased the net assets of the store for $50,000 in cash and forgiveness of indebtedness owed by the franchisee.

A member of the Company's Board of Directors, who is also a shareholder, serves as a consultant to the Company on various tax matters. Fees paid to his firm for these services were $85,000, $141,000 and $72,000 for the years ended January 31, 1998 and February 1, 1997, and the period from May 1, 1995 through February 3, 1996, respectively.

A member of the Company's Board of Directors, who is also a shareholder, serves as legal counsel to the Company. Fees paid to the law firm in which he is a partner for said services were $151,000, $262,000 and $237,000 for the years ended January 31, 1998 and February 1, 1997, and the period from May 1, 1995 through February 3, 1996, respectively.

NOTE 10.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to the consolidated statements of cash flows are as follows:

                                                       							  May 1, 1995
                     					  Year Ended 	      Year Ended  	       through
 					                   January 31, 1998 	February 1, 1997  	February 3, 1996
Cash paid during the year for:
 Income taxes	               $	 10,000	       $  	11,000	        $    	--
 Interest		                    958,000		       1,277,000		         737,000

Noncash investing activities:
 Equipment purchased under
  capital leases 	           $	203,000	       $	  64,000	        $	    --
 Acquisitions of businesses:
   Fair value of assets
     acquired		                230,000		       1,710,000         		225,000
   Liabilities assumed		  		                    (450,000)		       (225,000)
   Subordinated notes issued		  		              (400,000)
   Common stock issued		  		                    (500,000)


NOTE 11.  OPTIONS AND WARRANTS

The Company has a stock option plan (the "Option Plan") which provides for the grant of stock options to directors, executive officers and other employees of the Company. A total of 1,450,000 shares of the Company's common stock were available for grant under the Option Plan. The number of options to be granted or issued and the terms thereof are approved by the Compensation Committee of the Company's Board of Directors, which is comprised of non-employee directors. The exercise price of the options is equal to the fair market value of the common stock at the date of grant. Options granted under the Option Plan generally vest after five years and expire ten years from the date of grant.

The Company has a non-compensatory Employee Stock Purchase Plan. The Company intends that the Stock Purchase Plan qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Generally, the Stock Purchase Plan provides for qualifying employees to elect to have a percentage of their compensation used to purchase shares of the Company's common stock. Shares purchased under the Stock Purchase Plan totaled 48,394, 65,079 and 79,748 for the years ended January 31, 1998 and February 1, 1997, and the period from May 1, 1995 through February 3, 1996 respectively.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by the statement, the Company will measure compensation cost for its stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation has been recognized for the Company's stock plans in the consolidated financial statements. Had compensation cost under these plans been determined consistent with the method outlined in SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

<CAPTION)
                                                						          May 1, 1995
					                       Year Ended 	      Year Ended  	       through
 					                   January 31, 1998 	February 1, 1997  	February 3, 1996
	Net income (loss):
		As reported 			          $ 	87,000	        $	262,000	         $	700,000
		Pro forma  				           (470,000)		       (392,000)		         523,000

	Basic earnings (loss) per share:
		As reported				               (.10)		           (.16)		             .14
		Pro forma				                 (.19)		           (.29)		             .10

	Diluted earnings (loss) per share:
		As reported				               (.10)		           (.16)		             .13
		Pro forma				                 (.19)		           (.29)		             .10


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended January 31, 1998 and February 1, 1997, and the period from May 1, 1995 through February 3, 1996: risk-free interest rate of 6.61%, 6.24% and 6.30%, respectively; expected dividend yield of 0% for all three fiscal years; expected life of 10 years for all three fiscal years; and expected volatility of 93.94%, 98.36% and 103.10% respectively.


A summary of the status of the Option Plan as of January 31, 1998, February 1, 1997 and February 3, 1996, and changes during the periods then ended are as follows:

                                               								         May 1, 1995
				                Year Ended	         Year Ended   	             through
				              January 31, 1998    February 1, 1997       February 3, 1996
					                      Weighted		          Weighted		             Weighted
					                       Average		           Average		              Average
				             Shares 	 Ex. Price 	 Shares	 Ex. Price 	    Shares	 Ex. Price
Outstanding,
  beg. of year	 1,001,750	 $ 6.34	     821,250	 $ 5.02      	 717,000	 $ 4.72
Granted          	470,000	   5.85	     385,000 	  6.95 	      135,250 	  6.83
Exercised		    		                     (192,500)  	1.90	        (3,750)	  5.33
Forfeited        (178,580)	  5.75	     (12,000)	  7.21	       (27,250) 	 6.03

Outstanding,
  end of year  	1,293,170   	6.24	   1,001,750 	  6.34	       821,250 	  5.02

Exercisable,
  end of year    	611,750   	6.22	     455,500	   6.21 	      448,000 	  4.07

Weighted-average
 fair value of
 options granted         		$ 5.27	            	 $ 5.39			              $ 5.30


As of January 31, 1998, 695,420 of the options outstanding have exercise prices ranging between $5.33 and $5.75, with a weighted-average exercise price of $5.48 and a weighted-average remaining contractual life of 5.8 years (373,750 of these options are exercisable with a weighted-average exercise price of $5.33). The remaining 597,750 options have exercise prices ranging between $5.75 and $14.66, with a weighted-average exercise price of $7.13 and a weighted-average remaining contractual life of 8.1 years (238,000 of these options are exercisable with a weighted-average exercise price of $7.61).

The Company has also issued stock options and warrants primarily in connection with certain financing transactions. Such options and warrants generally vest immediately and expire five years from the date of grant.
As of January 31, 1998, stock options and warrants for 539,464 shares were outstanding. These options and warrants have exercise prices ranging from $4.73 to $9.73, with a weighted-average exercise price of $6.57 and a weighted-average remaining contractual life of 4.3 years. The weighted-average fair value of the options and warrants granted during the years ended January 31, 1998 and February 1, 1997, were $3.23 and $3.96, respectively.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate office and manufacturing/warehouse space under the terms of a lease agreement which expires in July 2009. The Company is responsible for all taxes, maintenance, insurance and operating expenses. The lease provides for three renewal options of five years each.

All of the Company-owned retail locations are leased under agreements which expire at various dates through January 2006. A number of the leases contain renewal options and escalation clauses and generally provide that the Company pay its proportionate share of the taxes, maintenance and insurance costs. In addition, certain leases require contingent payments based on sales.

The future minimum rental payments for all operating leases with noncancelable terms in excess of one year as of January 31, 1998, are as follows:

			                         Office and               Retail
					   	                    Warehouse	            Locations 	        Total
	Fiscal year ending:
		January 30, 1999	        $   764,000	           $ 1,401,000     	$ 2,165,000
		January 29, 2000    	        764,000	             1,136,000	       1,900,000
		February 3, 2001  	          749,000	               943,000	       1,692,000
		February 2, 2002	            753,000	               839,000	       1,592,000
		February 1, 2003	            771,000	               785,000	       1,556,000
		Thereafter			              5,351,000 	            1,357,000  	     6,708,000

			      		             	  $ 9,152,000	           $ 6,461,000	     $15,613,000


Rental expense for all operating leases was $2,644,000, $3,360,000, and $3,270,000 for the years ended January 31, 1998 and February 1, 1997, and the period from May 1, 1995 through February 3, 1996, respectively.

Capital Leases

The Company acquired certain equipment under lease arrangements which are being accounted for as capital leases for accounting purposes. Equipment under such leases have been recorded as property and equipment with a cost of approximately $961,000 and $758,000 as of January 31, 1998 and February 1, 1997, respectively, and accumulated amortization of $736,000 and $621,000 at those dates.

The future minimum lease payments for all capital leases in effect as of January 31, 1998, are as follows:

	Fiscal year ending:
		January 30, 1999	                                $	102,000
		January 29, 2000		                                  86,000
		February 3, 2001		                                  61,000
		February 2, 2002		                                  10,000
		February 1, 2003		                                   7,000
		Thereafter				                                      63,000

	Total minimum lease payments		                      329,000
	Less amount representing interest           		      (28,000)

	Present value of net minimum lease payments      	$ 301,000

Employment Agreements

The Company has employment agreements with certain key officers. The agreements provide for aggregate annual salaries of $658,000 and contain confidentiality and noncompetition provisions. The agreements expire in 1999.

Purchase Commitments

The Company has commitments to purchase new point-of-sale systems for the Company-owned retail locations for approximately $500,000. The systems will be installed in May 1998.

Letter of Credit

The Company has a standby letter of credit outstanding in the amount of $500,000 that is secured by a certificate of deposit. The letter of credit serves as security for the lease of the Company's corporate office and manufacturing/warehouse facility.

Legal Matters

In the ordinary course of conducting its business, the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will, individually or in the aggregate, be material to its consolidated financial position or results of operations.

NOTE 13.  PREFERRED STOCK

In September 1996, the Company sold 400 shares of Series A cumulative convertible preferred stock in an off-shore transaction to a non-U.S. person pursuant to Regulation S under the United States Securities Act of 1933, as amended. In December 1996, the Company sold 1,212 shares of Series B cumulative convertible preferred stock in a transaction exempt from registration pursuant to Regulation D under the Securities Act. Each share had a liquidation preference of $5,000 and a par value of $100. Dividends were payable quarterly at the cash rate, as defined. Each holder had the same voting rights as a holder of the number of common shares would own if the preferred shares were converted. The preferred stock was convertible into the number of shares of common stock obtained by dividing the liquidation preference amount by the conversion price, as defined. In the event that the Company entered into a transaction to sell its assets or in the event of a change in control, the preferred stock was required to be redeemed at the option of the holder at the redemption price, as defined.

The 400 shares of Series A cumulative convertible preferred stock were converted into 300,661 shares ($2,000,000) of common stock during the year ended February 1, 1997. During the year ended January 31, 1998, 100 shares ($500,000) of the Series B cumulative convertible preferred stock was redeemed and the balance was converted into 1,010,667 shares ($5,560,000) of common stock.

Because the proceeds from the issuance of the Series A and B preferred stock were less than the mandatory redemption and conversion amounts, the carrying amounts were increased by periodic accretion so that the carrying amounts equaled the redemption or conversion amounts at the mandatory redemption or conversion date.

NOTE 14.  EARNINGS (LOSS) PER SHARE

Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The computations of basic and diluted earnings (loss) per share are as follows:


                                                        					   May 1, 1995
                           		Year Ended	       Year Ended	        through
			                       January 31, 1998  February 1, 1997 	February 3, 1996

Basic earnings (loss) per share:
  Net income 	                $  	87,000 	     $  	262,000	        $ 	700,000
  Preferred stock dividends
    and accretion		             (741,000)	 	    (1,126,000)

  Income (loss) available to
    common stockholders  	    $ (654,000)	     $	 (864,000)	       $  700,000

  Weighted-average shares		    6,283,662		       5,321,179		        5,144,894

  Basic earnings (loss)
    per share	                $	   (.10)      	$      (.16)        $      .14

Diluted earnings (loss) per share
  Income (loss) available
    to common stockholders	   $	(654,000)	     $	(864,000)        	$	 700,000

  Weighted-average shares		    6,283,662		      5,321,179		         5,144,894
  Plus shares from assumed
    exercise of stock options
    and warrants		                        		                    		    209,634

  Adjusted weighted-average
    shares  		                 6,283,662	   	   5,321,179	        	 5,354,528

  Diluted earnings (loss)
    per share  	              $    (.10)      	$	   (.16)          $      .13


The diluted computations for the years ended January 31, 1998 and February 1, 1997, did not assume the exercise of stock options and warrants, nor the conversion of preferred stock due to their antidilutive effect on earnings
(loss) per share.

NOTE 15.  SPECIAL CHARGE

The Company recorded a special charge of $2,701,000 for the year ended February 1, 1997 which was comprised primarily of: a) reserve for certain costs associated with the relocation of the Company's manufacturing/warehouse facilities and corporate office to a new facility; b) costs associated with a plan to close certain Company-owned stores that were underperforming; and
c) write-down of the order entry computer system in anticipation of replacing it during 1997. During the year ended January 31, 1998, the Company decided not to close two of the aforementioned Company-owned stores and accordingly, reduced the related reserve by $227,000.

NOTE 16.  401(K) PLAN

The Company has a 401(K) Retirement Savings Plan in which all full-time employees who have completed one year of service are eligible to participate. Enrollment is open on the January 1st or July 1st immediately following one year of service. The Company matches 20% of each employee's contribution, up to a maximum of 6% of base salary. The Company's contributions to the 401(K) Plan were $29,000, $30,000 and $37,000 for the years ended January 31, 1998 and February 1, 1997, and the period from May 1, 1995 through February 3, 1996, respectively.





                   REPORT OF INDEPENDENT ACCOUNTANTS
                   ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
  of Successories, Inc.


Our audit of the consolidated financial statements referred to in our report dated April 26, 1996 appearing on Page F-3 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule of Successories, Inc. for the period May 1, 1995 through February 3, 1996 listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE LLP
Chicago, Illinois
April 26, 1996





SUCCESSORIES, INC.
SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS


                    Balance at	 Charged to  Charged to          		   Balance
			                 beginning	  costs and   other	       (1)	        at end of
Description		       of Period	  Expenses    Accounts  	Deductions 	  Period

January 31, 1998
	Allowance for
  doubtful accounts	$ 196,000	  $ 425,000	  $    --  	 $(495,000)   	$ 126,000
	Reserve for sales
  returns	            310,000	    842,000	       --    	(668,000)     	484,000
	Reserve for
  obsolescence	       168,000	       --  	       --     	(40,000)     	128,000

February 1, 1997
	Allowance for
  doubtful accounts  	221,000	    246,000       	--  	  (271,000)     	196,000
	Reserve for sales
  returns	            279,000	    244,000	       --  	  (213,000)	     310,000
	Reserve for
  obsolescence	       151,000	     31,000	       --  	   (14,000)      168,000

February 3, 1996
	Allowance for
  doubtful Accounts	  489,000	   (145,000)	      --  	  (123,000)	     221,000
	Reserve for sales
  returns		           230,000	    894,000	       --  	  (845,000)     	279,000
	Reserve for
  obsolescence 		     250,000	       --         	--     	(99,000)	     151,000



(1)    Write-offs, net of recoveries





SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       	SUCCESSORIES, INC.


Date:	May 15, 1998                      By: /s/ Arnold M. Anderson
	  		                                       Arnold M. Anderson
			                                         Chairman of the Board of Directors

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature					                                                      Date

/s/  Arnold M. Anderson				                                       May 15, 1998

     Arnold M. Anderson
     Chairman of the Board and Director

/s/  James M. Beltrame				                                        May 15, 1998

     James M. Beltrame
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

/s/  Steven D. Kuptsis				                                        May 15, 1998

     Steven D. Kuptsis
     Senior Vice President and Chief Administrative Officer
     (Principal Financial and Accounting Officer)

/s/  Michael H. McKee				                                         May 15, 1998

     Michael H. McKee
     Senior Vice President, Creative Department and Director

/s/  Timothy C. Dillon				                                        May 15, 1998
     Timothy C. Dillon
     Senior Vice President, General Counsel, Secretary and Director

/s/  Mervyn C. Phillips, Jr.			                                   May 15, 1998

     Mervyn C. Phillips, Jr.
     Director

/s/  C. Joseph LaBonte				                                        May 15, 1998

     C. Joseph LaBonte
     Director

/s/  Seamas T. Coyle				                                          May 15, 1998

     Seamas T. Coyle
     Director

/s/  Guy E. Snyder				                                            May 15, 1998

     Guy E. Snyder
     Director

/s/  Steven B. Larrick				                                        May 15, 1998

     Steven B. Larrick
     Director



INDEX TO EXHIBITS

Exhibit No.	                                Description

3.1	  Articles of Incorporation of Registrant (1)

3.2	  Articles of Amendment to the Company's Articles of Incorporation
      changing the Company's name to Successories, Inc. (2)

3.3 Certificate of Designation creating the Company's Series A Cumulative Convertible Preferred Stock (2)

3.4 Certificate of Designation creating the Company's Series B Cumulative Convertible Preferred Stock (2)

3.5	  By-laws of Registrant (1)

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

10.21 Common Stock Option Agreement granted to James M. Beltrame dated June 17, 1996 (10)

10.22 Agreement and Plan of Merger among Successories, Inc., British Links Acquisition Corp., British Links Golf Classics, Inc., David J. Houston and Michael McArthur dated October 1, 1996 (11)

10.23 Regulations S Securities Subscription Agreement between Successories, Inc. and Seacrest Capital Limited and Farring Capital Limited dated September 16, 1996 (2)

10.24 Registration Rights Agreement dated as of December 17, 1996, by and among Successories, Inc., Infinity Investors Limited and Seacrest Capital Limited (2)

10.25 Form of Subordinated Note Extensions, Stock Options and Subordination Agreement relating to the extension of $1,250,000 of Subordinated Notes, and options to purchase 125,000 shares of the Company's Common Stock (2)

10.26 Fourth Amendment to the Credit Agreement between the Company and American National Bank & Trust Company of Chicago dated as of December 16, 1996 (12)

10.27 Fifth Amendment to the Credit Agreement between the Company and American National Bank & Trust Company of Chicago dated as of December 17, 1996 (12)

10.28 Sixth Amendment to the Credit Agreement between the Company and American National Bank & Trust Company of Chicago dated as of January 30, 1997 (12)

10.29 Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997 (13)

10.30 First Amendment to Credit Agreement between the Company and
      The Provident Bank dated as of July 16, 1997 (13)

21.1		Subsidiaries (4)

23.1  Consent of Arthur Andersen LLP (filed herewith)

23.2  Consent of Price Waterhouse LLP (filed herewith)

27.1  Financial Data Schedule (filed herewith)



_____________________________

(1)	 Previously filed with Registration Statement on Form SB-2, No. 33-76530C filed on August 17, 1993, and incorporated herein by reference.

(2)	 Previously filed with Registration Statement of Form S-3, No. 333-19313, and incorporated herein by reference.

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

(6)	 Previously filed with the Company's Form 8-K on June 7, 1995, reporting
     Date of Event May 26, 1995, and incorporated herein by reference.

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

(13) Previously filed with the Company's Form 10-Q for the quarter ended August 2, 1997, and incorporated herein by reference.


19

23