Form 10-Q
period 1998-05-02
SUCCESSORIES INC
filed 1998-06-23
CIK 911323

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended May 2, 1998

                                     OR


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


                                 (630) 820-7200
                (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.      Yes   X          No



	   Registrant had 6,765,121 shares of common stock, $.01 par value, outstanding as of June 15, 1998.

                              SUCCESSORIES, INC.
                             INDEX TO FORM 10-Q


PART I. 	FINANCIAL INFORMATION		                            				Page Number
         	Item 1. 	Financial Statements

                 		Consolidated Balance Sheets		                      3

                 		Consolidated Statements of Operations		            4

                 		Consolidated Statement of Stockholders' Equity		   5

                 		Consolidated Statements of Cash Flows		            6

                 		Notes to Consolidated Financial Statements		       7


        	Item 2. 	 Management's Discussion and Analysis of
                 		Financial Condition and Results of Operations		   11

       	 Item 3.	  Quantitative and Qualitative Disclosures
                 		About Market Risk		                               13


PART II. OTHER INFORMATION

	       Item 1.    Legal Proceedings		                               14

       	Item 6.	   Exhibits and Reports on Form 8-K		                14

SIGNATURES				                                                       15

INDEX TO EXHIBITS			                                                 16


                    PART  I.    FINANCIAL INFORMATION

                              SUCCESSORIES, INC.
                         Consolidated Balance Sheets
                                 (Unaudited)

                                              May 2,           January 31,
                                              1998               1998

ASSETS
Current assets:
    Cash and cash equivalents                $1,228,000        $1,751,000
    Accounts and notes receivable, net        5,480,000         7,330,000
    Inventories, net                         11,159,000         9,749,000
    Prepaid catalog expenses                  1,376,000         1,439,000
    Other prepaid expenses                    1,448,000         1,307,000
Total current assets                         20,691,000        21,576,000

Property and equipment, net                  10,452,000        10,292,000
Notes receivable, net                           218,000           292,000
Deferred financing costs                        466,000           482,000
Deferred income taxes                         5,339,000         5,339,000
Intangibles and other assets, net             2,557,000         2,600,000

TOTAL ASSETS                                $39,723,000       $40,581,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt       $ 5,461,000       $ 5,445,000
    Accounts payable                          5,552,000         4,629,000
    Accrued expenses                          1,081,000         1,160,000
Total current liabilities                    12,094,000        11,234,000
Long-term debt                                6,259,000         6,561,000
Total liabilities                            18,353,000        17,795,000

Minority interest in subsidiaries               296,000           352,000

Stockholders' equity:
    Common stock, $.01 par value; 20,000,000 shares
      authorized; 6,765,121 and 6,762,520 shares issued
      and outstanding, respectively              68,000            68,000
    Common stock warrants                     1,584,000         1,584,000
    Notes receivable from officers             (273,000)         (273,000)
    Additional paid-in capital               26,141,000        26,127,000
    Accumulated deficit                      (6,374,000)       (4,999,000)
    Foreign currency translation adjustment     (72,000)          (73,000)
Total stockholders' equity                   21,074,000        22,434,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $39,723,000       $40,581,000



      The accompanying notes are an integral part of these balance sheets.

                            SUCCESSORIES, INC.
                    Consolidated Statements of Operations
                               (Unaudited)

                                             Three Months Ended
                                          May 2,             May 3,
                                           1998               1997
Net product sales                       $12,261,000       $11,828,000
Cost of goods sold                        5,177,000         5,001,000

Gross profit on product sales             7,084,000         6,827,000

Fees, royalties and other income            318,000           305,000

Gross margin                              7,402,000         7,132,000

Operating expenses                        8,410,000         7,885,000

Loss from operations                     (1,008,000)         (753,000)

Other income (expense):
   Interest expense                        (341,000)         (344,000)
   Minority interests in subsidiaries       (36,000)          (26,000)
   Other, net                                10,000             1,000

Total other expense                        (367,000)         (369,000)

Loss before income tax benefits          (1,375,000)       (1,122,000)

Income tax benefits                             -                 -

Net loss                                $(1,375,000)      $(1,122,000)

Loss per share:
   Basic and diluted                    $     ( .20)      $     ( .25)




        The accompanying notes are an integral part of these statements.

                                 SUCCESSORIES, INC.
                     Consolidated Statement Of Stockholders' Equity
                                    (Unaudited)

                                         Additional     Common       Notes
                     Common Stock         Paid-In       Stock      Receivable
                   Shares    Amount       Capital      Warrants   From Officers

Balance,
January 31, 1998  6,762,520  $   68,000  $26,127,000  $1,584,000   $(273,000)

Net loss for
the period

Foreign currency
translation
adjustment

Common stock transactions:
 Sales of
 common shares        2,601                    14,000

Balance,
May 2, 1998       6,765,121   $   68,000  $26,141,000  $1,584,000   $(273,000)


                                         Foreign
                                        Currency             Total
                    Accumulated        Translation        Stockholders'
                      Deficit           Adjustment           Equity
Balance,
January 31, 1998    $(4,999,000)       $(73,000)          $22,434,000

Net loss for
the period           (1,375,000)                           (1,375,000)

Foreign currency
translation
adjustment                                1,000                 1,000

Common stock transactions:
  Sales of
  common shares                                                14,000

Balance,
May 2, 1998         $(6,374,000)        $(72,000)         $21,074,000


       The accompanying notes are an integral part of this statement.

                            SUCCESSORIES, INC.
                   Consolidated Statements of Cash Flows
                               (Unaudited)


                                               Three Months Ended

                                              May 2,             May 3,
                                               1998               1997

Cash flows from operating activities:
   Net loss                                 $(1,375,000)      $(1,122,000)
   Adjustments to reconcile net loss
     to net cash provided by
     (used in) operating activities:
      Depreciation and amortization             674,000            461,000
       Amortization of debt discount             31,000            187,000
                                               (670,000)          (474,000)
   Changes in operating assets and liabilities:
      Accounts and notes receivable           1,850,000            416,000
      Inventories                            (1,410,000)           (27,000)
      Prepaid catalog expenses                   63,000            699,000
      Other prepaid expenses                   (235,000)          (302,000)
      Accounts payable                          923,000           (557,000)
      Accrued expenses                          (63,000)           (89,000)
      Other                                      25,000            (16,000)
Net cash provided by (used in)
 operating activities                           483,000           (350,000)

Cash flows from investing activities:
  Purchases of property and equipment          (703,000)          (191,000)
Net cash used in investing activities          (703,000)          (191,000)

Cash flows from financing activities:
  Proceeds from issuing common stock             14,000              9,000
  Preferred stock dividends                          -             (86,000)
  Net borrowings (repayments)
   on revolving credit loan                    (165,000)           100,000
  Repayments of long-term debt                 (152,000)          (359,000)
Net cash used in financing activities          (303,000)          (336,000)

Net decrease in cash                           (523,000)          (877,000)

Cash and cash equivalents,
  beginning of period                         1,751,000         1,173,000

Cash and cash equivalents, end of period    $ 1,228,000        $  296,000



         The accompanying notes are an integral part of these statements.

                              SUCCESSORIES, INC.
                 Notes To Consolidated Financial Statements
                                (Unaudited)



NOTE 1.  DESCRIPTION OF THE BUSINESS

Successories, Inc. (formerly Celex Group, Inc.) and its subsidiaries (the "Company") design, manufacture and market proprietary and licensed products for business, personal motivation and golf enthusiasts. The Company considers itself a single line of business with products that are marketed primarily under its Successories, Winners Collection and British Links trade names through direct marketing (catalog, electronic commerce and telemarketing), retail sales (Company-owned stores) and wholesale distribution (including sales to franchisees). The Company operates a chain of Successories retail stores located primarily in the United States. The Company also operates a franchising program whereby it sells franchises to market the Company's products under the Successories trademark.

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared, without audit, in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring matters) considered necessary for a fair presentation have been included.

The Company's fiscal year ends on the Saturday closest to January 31. References to the three months ended May 2, 1998 and May 3, 1997 refer to the thirteen weeks ended on the date indicated.

The results of operations for the three months ended May 2, 1998 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENT

Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components. Comprehensive income represents the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income consists of the following:

                                              Three Months Ended

                                          May 2,               May 3,
                                           1998                 1997
Net loss                                $	(1,375,000)       $	(1,122,000)
Foreign currency translation adjustment       	1,000            	(39,000)

Comprehensive loss                      $	(1,374,000)       $	(1,161,000)



The adoption of this statement does not impact the Company's financial position, results of operations or cash flows.

NOTE 4.  INVENTORIES

Inventories are comprised of the following:

<CAPTIOM>
                                          May 2,           January 31,
                                           1998               1998
      Finished goods                   $	7,905,000         $	6,690,000
      Raw materials                     	3,382,000           3,187,000

                                       	11,287,000          	9,877,000
     Less reserve for obsolescence       	(128,000)          	(128,000)

                                     $	 11,159,000         $	9,749,000



NOTE 5.  DEBT

Debt consists of the following:

                                          May 2,            January 31,
                                           1998                 1998
Bank borrowings:
  Term loan net of debt discount of
      $382,000 and $401,000             $	6,743,000        $	6,849,000
  Revolving credit loan                  	4,282,000         	4,447,000
  Fixed rate loan, net of debt discount
     of $234,000 and $246,000               266,000           	254,000
Subordinated note to former owners of
     British Links Golf Classics, Inc.     	155,000           	155,000
Capital lease obligations                   274,000           	301,000

                                        	11,720,000        	12,006,000
Less current portion                    	(5,461,000)       	(5,445,000)

Long-term debt                          $	6,259,000        $	6,561,000


On June 20, 1997, the Company entered into a new credit facility with a bank.
The facility replaced an existing credit agreement that would have expired on May 1, 1998. The new facility is comprised of a $7.5 million term loan and a revolving credit loan that provides for maximum borrowings of $6 million from January through June and $9 million from July through December.
Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 50% of eligible inventory, as defined, provided that from February through April borrowings against eligible inventory are limited to $3 million. A commitment fee of .5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June
2003 and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings fluctuate based on the margin ratio, as defined, to no higher than prime plus 1.25% and .75%, respectively. The term loan is payable in quarterly installments of $125,000 through June 1, 1998, $312,500 from September 1, 1998 through June 1, 2000, and $375,000 thereafter.
Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined. As of May 2, 1998, available borrowings on the revolving credit loan were $1,718,000. Warrants for 150,000 shares of the Company's common stock were issued to the bank as part of this agreement. These warrants were issued at exercise prices ranging from $6.19 to $9.73.

In July 1997, the agreement for the credit facility was amended to include an additional $500,000 fixed rate loan for the purpose of redeeming a portion of the Series B cumulative convertible preferred stock. The loan bears interest at 12% and is due in June 2003. Warrants for an additional
72,464 shares were issued to the bank in connection with this amendment at an exercise price of $6.90.

The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. On May 14, 1998, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA")
 and interest coverage ratio covenants for the year ended January 31, 1998, and adjust certain other covenants. The amended agreement requires that (i)
 EBITDA, which is based on a rolling four quarter period, may not be less than $4 million for the four quarters ended May 2, 1998, and increases each subsequent quarter to $6.8 million for the four quarters ended February 3, 2001 and each quarter thereafter and (ii) the interest coverage ratio, as defined, may not be less than 3.0 to 1.0 from May 2, 1998 through October 31, 1998, 4.0 to 1.0 at January 30, 1999, 4.5 to 1.0 at May 1, 1999 and July 31,
1999, and 5.0 to 1.0 thereafter. Further, in conjunction with the amendment, the exercise prices of the 222,464 warrants previously issued to the bank were reduced to $5.85 and the expiration dates were extended one year. At
May 2, 1998, the Company was in compliance with all provisions and covenants of the credit facility agreement.

In connection with the acquisition of British Links Golf Classics, Inc., the Company originally issued subordinated promissory notes aggregating $400,000.
The final settlement of the acquisition reduced the amount due on the subordinated notes to $355,000. The notes are payable in three installments:
  $100,000 was paid on May 1, 1997 and September 20, 1997, and the remaining
$155,000 is due on September 20, 1998.  Interest is payable at the prime rate.

The stock options and warrants issued in conjunction with the new credit facility and certain other financing transactions were assigned a fair value using the Black-Scholes option pricing model. The fair value of the options and warrants have been reflected as a discount on the debt and are being amortized as interest expense over the terms of the related debt. Interest expense related to these stock options and warrants amounted to $31,000 and $187,000 for the three months ended May 2, 1998 and May 3, 1997, respectively.

The weighted average interest rate on borrowings outstanding as of May 2, 1998 and January 31, 1998 was 9.6%.


NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to the statements of cash flows are as follows:


                                            Three Months Ended
                                        May 2,                May 3,
                                        1998                  1997

Cash paid during the period for:
    Income taxes                       $	19,000             $	10,000
    Interest                            294,000             	189,000



NOTE 7.  EARNINGS (LOSS) PER SHARE

Effective January 31, 1998, the Company adopted Statement of Financial
Accounting Standards No. 128, "Earnings Per Share." The computations of basic and diluted loss per share are as follows:


                               			                 Three Months Ended
      			                                      May 2,	               May 3,
			                                            1998          	       1997
Basic and diluted loss per share:
    Net loss 	                               $	(1,375,000)	    $	(1,122,000)
    Preferred stock dividends and accretion	      	    -        	 	(330,000)

    Loss available to common stockholders   	$	(1,375,000)    	$	(1,452,000)

    Weighted-average shares	                   	6,763,473	       	5,704,380

    Basic and diluted loss per share	           $ 	( .20)	        $	 ( .25)
</TABLE)


The diluted computations did not assume the exercise of stock options and warrants, nor the conversion of preferred stock due to their antidilutive effect on the loss per share.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this Report.

Successories, Inc. ("Successories" or the "Company") is a direct mail catalog company, specialty retailer and wholesaler that designs, assembles and markets a diverse range of motivational and self-improvement products, many of which
 are the Company's own proprietary designs.   The Company's products include
distinctive lines of wall decor, desktop art, books, audio tapes, personalized gifts and awards, greeting cards and mugs.  In addition, the
Company sells other motivational products supplied by third parties.  In-
house designers create proprietary art work and designs that can be used in conjunction with a wide variety of products.  The Company will also customize its products to fulfill customers' special needs.

The Company's products are marketed primarily under its Successories and Winners Collection trade names through direct marketing (catalog, electronic commerce and telemarketing), retail sales (Company-owned stores), and wholesale distribution (including sales to franchisees). In October 1996, the Company acquired the stock of British Links Golf Classics, Inc., a catalog company selling golf-related gifts, art, wall decor and other collectibles. In November 1997, the Company executed a license agreement with The New York Times Company Magazine Group, Inc. to use the names Golf
Digest and The Golf Company from Golf Digest in connection with development of retail locations and a direct mail catalog featuring golf-related wall decor, gifts and other collectibles. The Company intends to expand upon the line of proprietary products acquired in the British Links transaction by the development and expansion of The Golf Company from Golf Digest catalog and retail stores.

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

For the three months ended May 2, 1998 and May 3, 1997, direct marketing, retail and wholesale distribution accounted for the following percentages of the Company's net product sales:

                                              Three Months Ended
                                         May 2,                May 3,
                                         1998                  1997

Direct marketing                          60%                   57%
Retail                                    27%                   30%
Wholesale distribution*                   13%                   13%


  *Includes sales to franchisees


The gross profit margins for retail sales attributable to Company-owned stores are slightly lower than for direct marketing due to more non-proprietary products being sold in the retail stores. The gross profit margin for wholesale distribution sales, including sales to franchisees, is lower since these sales are generally made at a significant discount from retail price.


RESULTS OF OPERATION

Three Months Ended May 2, 1998, Compared To Three Months Ended May 3, 1997

Net product sales for the quarter ended May 2, 1998 increased 3.7% to $12,261,000, compared to $11,828,000 for the quarter ended May 3, 1997.
The $433,000 increase is comprised of a direct marketing sales increase of $752,000, or 11.3%, while wholesale sales decreased $17,000, or 1.1%, and retail sales decreased $302,000, or 8.3%.

The increase in direct marketing sales is attributable to improved productivity in the Company's corporate sales telemarketing program. The decrease in retail sales is primarily due to planned store closings since last year. At May 2, 1998, the Company owned and operated 40 retail locations, compared to 46 at May 3, 1997. Same store retail sales for the quarter ended May 2, 1998 increased by 2.5%, as compared to the same quarter of the prior year.

Cost of goods sold, as a percentage of net product sales, was 42.2% for the quarter ended May 2, 1998, which was approximately the same percentage for quarter ended May 3, 1997.

Operating expenses for the quarter were 68.6% of net product sales, as compared to 66.7% for the comparable quarter of the previous year. The increase in operating expenses is primarily due to the recognition of start-up expenses for new direct marketing catalogs in the European market and in the golf segment.

Interest expense for the quarter totaled $341,000, which was approximately equal to the expense for the comparable quarter of the prior year.
Included in interest was the amortization of the debt discount associated with the value of stock options and warrants issued to certain lenders.
This non-cash interest amounted to $31,000 and $187,000 for the quarters ended May 2, 1998 and May 3, 1997, respectively.

The net loss of $1,375,000 for the quarter of ended May 2, 1998 was greater than the net loss of $1,122,000 for the quarter ended May 3, 1997 primarily due to the increase in operating expenses discussed above. As a percentage of net product sales, the net loss increased to 11.2% for the quarter ended May 2, 1998, as compared to a net loss of 9.5% for the quarter ended May 3, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from operations, supplemented by the Company's revolving credit loan, to fund its principal cash requirements.

The Company's operating activities provided cash of $483,000 for the quarter ended May 2, 1998, compared to net cash used in operations of $350,000 for the quarter ended May 3, 1997. The increase in cash provided by operations was primarily due to the net effect of the following factors: the net loss for the quarter was $1,375,000, compared to a loss of $1,122,000 for the comparable quarter last year; accounts and notes receivable decreased by $1,850,000 and thus increased the cash available for operations this quarter, compared to a decrease of $416,000 last year; inventories increased by $1,410,000 this quarter, thus decreasing cash available for operations, compared to an increase of $27,000 last year; prepaid catalog expenses decreased by $63,000 this quarter, compared to a decrease of $699,000 last year; and accounts payable increased by $923,000 this quarter, compared to a decrease of $557,000 last year.

The decrease in accounts and notes receivable this quarter primarily reflects the return of approximately $810,000 of excess merchandise from a wholesale customer in accordance with their agreement, combined with improved collections this quarter after a delay in billings in the previous quarter due to a system conversion. The gross profit associated with these returns was reserved at January 31, 1998. The increase in inventories is also caused in part by this return of merchandise from a wholesale customer; other causes include increases in inventory to support the testing of new direct marketing catalogs for the European market and the golf segment.

Investing activities utilized cash of $703,000 for the quarter ended May 2,
1998, compared to $191,000 for the quarter ended May 3, 1997.  Capital
expenditures were the principal use of cash.   The Company installed new
point-of-sale computer systems for all of its Company-owned retail locations during the quarter ended May 2, 1998.  The new systems cost approximately
$500,000.  Additionally, the Company expects moderate growth in the number of retail stores in fiscal 1998.  The Company's credit facility limits capital expenditures to $2 million for fiscal 1998 and $1 million for each fiscal year thereafter.

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

Net cash used in financing activities was $303,000 for the quarter ended
May 3, 1998, compared to $336,000 for the comparable quarter of the prior year. Financing activities are primarily comprised of revolving credit loan activity and scheduled repayments of long-term debt.

At May 2, 1998, available borrowings on the revolving credit loan were $1,718,000. The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs and fund anticipated capital expenditures for fiscal year ended January 30, 1999.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the new management team, management's long-term performance goals, programs to reduce the Company's costs and enhance asset utilization, efficiencies realized from new systems, the potential realization of benefits from net operating loss carryforwards prior to their expiration, the Company's generation of funds sufficient to meet its current operating needs and to fund anticipated capital expenditures, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

PART II.  OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company.  The
Company is, however, involved in routine litigation arising in the ordinary course of its business and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	See Index to Exhibits immediately following the Signatures page.

(b)	No reports on Form 8-K have been filed during the three months ended
May 2, 1998.





                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      SUCCESSORIES, INC.
                                      (Registrant)


Date:  June 22, 1998            By:  /s/ James M. Beltrame

                                     James M. Beltrame
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date: June 22, 1998             By:  /s/ Steven D. Kuptsis

                                     Steven D. Kuptsis
                                     Senior Vice President, Administration and
                                     Chief Financial Officer
                                     (Principal Financial Officer)


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

10.30     First Amendment to Credit Agreement between the Company and The
          Provident Bank dated as of July 16, 1997 (13)

10.31 Lease Agreement between LaSalle National Trust, N.A. as Trustee under Trust No. 120358 and Celex, Group, Inc. (filed herewith)

10.32     Second Amendment to Credit Agreement between the Company and the
          Provident Bank dated as of May 14, 1998 (filed herewith)

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



