Form 10-Q/A
period 1998-05-02
SUCCESSORIES INC
filed 1998-08-07
CIK 911323

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q/A

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





                                      SUCCESSORIES, INC.
                                      (Registrant)


Date:  August 7, 1998            By:  /s/ Arnold M. Anderson

                                     Arnold M. Anderson
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date: August 7, 1998             By:  /s/ Steven D. Kuptsis

                                     Steven D. Kuptsis
                                     Senior Vice President, Administration and
                                     Chief Financial Officer
                                     (Principal Financial Officer)