Form 10-Q
period 1998-08-01
SUCCESSORIES INC
filed 1998-09-14
CIK 911323

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended August 1, 1998

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


  	Registrant had 6,769,416 shares of common stock, $.01 par value, outstanding as of September 9, 1998.

                             SUCCESSORIES, INC.
                             INDEX TO FORM 10-Q



PART I. 	FINANCIAL INFORMATION
                                                   Page Number

Item 1.  Financial Statements

         Consolidated Balance Sheets                       3

         Consolidated Statements of Operations             4

         Consolidated Statement of Stockholders' Equity    5

         Consolidated Statements of Cash Flows             6

         Notes to Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations    11

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                14


PART II. 	OTHER INFORMATION

Item 1.  Legal Proceedings                                15

Item 6.  Exhibits and Reports on Form 8-K                 15

SIGNATURES                                                16

INDEX TO EXHIBITS                                         17

                     PART  I.    FINANCIAL INFORMATION

                             SUCCESSORIES, INC.
                        Consolidated Balance Sheets
                                (Unaudited)
                                              August 1,         January 31,
                                                1998               1998
ASSETS
Current assets:
    Cash and cash equivalents               $ 1,353,000        $ 1,751,000
    Accounts and notes receivable, net        4,363,000          7,330,000
    Inventories, net                         11,470,000          9,749,000
    Prepaid catalog expenses                    674,000          1,439,000
    Other prepaid expenses                    1,453,000          1,307,000
Total current assets                         19,313,000         21,576,000

Property and equipment, net                  10,409,000         10,292,000
Notes receivable, net                           216,000            292,000
Deferred financing costs                        444,000            482,000
Deferred income taxes                         5,339,000          5,339,000
Intangibles and other assets, net             2,509,000          2,600,000

TOTAL ASSETS                                $38,230,000        $40,581,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt       $ 6,575,000        $ 5,445,000
    Accounts payable                          5,170,000          4,629,000
    Accrued expenses                          1,328,000          1,160,000
Total current liabilities                    13,073,000         11,234,000
Long-term debt                                5,925,000          6,561,000
Total liabilities                            18,998,000         17,795,000

Minority interest in subsidiaries                99,000            352,000

Stockholders' equity:
 Common stock, $.01 par value;
   20,000,000 shares authorized;
   6,769,416 and 6,762,520 shares issued
   and outstanding, respectively                 68,000             68,000
 Common stock warrants                        1,584,000          1,584,000
 Notes receivable from stockholders            (273,000)          (273,000)
 Additional paid-in capital                  26,155,000         26,127,000
 Accumulated deficit                         (8,333,000)        (4,999,000)
 Foreign currency translation adjustment        (68,000)           (73,000)
Total stockholders' equity                   19,133,000         22,434,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $38,230,000        $40,581,000



      The accompanying notes are an integral part of these balance sheets.

                             SUCCESSORIES, INC.
                    Consolidated Statements of Operations
                                (Unaudited)


                             Three Months Ended             Six Months Ended
                            August 1,   August 2,         August 1,  August 2,
                              1998        1997              1998       1997
Net product sales         $11,506,000  $13,061,000    $23,767,000  $24,889,000
Cost of goods sold          5,180,000    6,349,000     10,357,000   11,350,000

Gross profit on
  product sales             6,326,000    6,712,000     13,410,000   13,539,000

Fees, royalties and
  other income                378,000      306,000        696,000      610,000

Gross margin                6,704,000    7,018,000     14,106,000   14,149,000

Operating expenses          8,395,000    7,395,000     16,805,000   15,284,000

Loss from operations       (1,691,000)    (377,000)    (2,699,000)  (1,135,000)

Other income (expense):
  Interest expense           (330,000)    (650,000)      (671,000)    (993,000)
  Minority interest in
     subsidiaries              26,000      (52,000)       (10,000)     (78,000)
  Other, net                   36,000      (71,000)        46,000      (70,000)

Total other expense          (268,000)    (773,000)      (635,000)  (1,141,000)

Loss before income tax
   benefit                 (1,959,000)  (1,150,000)    (3,334,000)  (2,276,000)

Income tax benefit                -            -              -            -

Net loss                  $(1,959,000) $(1,150,000)   $(3,334,000) $(2,276,000)

Loss per share:
  Basic and diluted       $      (.29) $      (.23)   $      (.49) $      (.45)





          The accompanying notes are an integral part of these statements.

                                SUCCESSORIES, INC.
                  Consolidated Statement Of Stockholders' Equity
                                   (Unaudited)



                                            Additional   Common       Notes
                          Common Stock       Paid-In     Stock      Receivable
                        Shares     Amount    Capital    Warrants   From Officers
Balance,
 January 31, 1998      6,762,520  $68,000  $26,127,000  $1,584,000  $(273,000)

Net loss for the period

Foreign currency transalation
 adjustment

Common stock transactions:
 Sales of common shares    6,896                28,000

Balance,
  August 1, 1998       6,769,416  $68,000  $26,155,000  $1,584,000  $(273,000)


                                               Foreign
                                               Currency          Total
                              Accumulated     Translation     Stockholders'
                                Deficit       Adjustment         Equity
Balance,
  January 31, 1998            $(4,999,000)     $(73,000)       $22,434,000

Net loss for the period        (3,334,000)                      (3,334,000)

Foreign currency translation
  adjustment                                      5,000              5,000

Common stock transactions:
  Sales of common shares                                            28,000

Balance,
  August 1, 1998              $(8,333,000)     $(68,000)       $19,133,000










         The accompanying notes are an integral part of this statement.

                                SUCCESSORIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    Six Months Ended
                                               August 1,         August 2,
                                                 1998              1997
Cash flows from operating activities:
 Net loss                                    $(3,334,000)       $(2,276,000)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization              1,369,000          1,164,000
    Amortization of debt discount                 59,000            495,000
                                              (1,906,000)          (617,000)
 Changes in operating assets and liabilities:
    Accounts and notes receivable              2,967,000           (337,000)
    Inventories                               (1,721,000)          (201,000)
    Prepaid catalog expenses                     765,000            869,000
    Other prepaid expenses                      (342,000)          (606,000)
    Deferred financing costs                         -             (483,000)
    Accounts payable                             541,000           (546,000)
    Accrued expenses                             176,000            133,000
    Other                                        (99,000)          (355,000)
Net cash provided by (used in)
  operating activities                           381,000         (2,143,000)

Cash flows from investing activities:
   Purchases of property and equipment        (1,243,000)        (1,717,000)
Net cash used in investing activities         (1,243,000)        (1,717,000)

Cash flows from financing activities:
   Proceeds from sales of common stock            28,000             40,000
   Preferred stock dividends                         -             (153,000)
   Redemption of Series B preferred stock            -             (500,000)
   Net borrowings on revolving credit loan       754,000          1,713,000
   Proceeds from long-term debt                      -            8,981,000
   Repayments of long-term debt                 (318,000)        (6,899,000)
Net cash provided by financing activities        464,000          3,182,000

Net decrease in cash                            (398,000)          (678,000)

Cash and cash equivalents,
   beginning of period                         1,751,000          1,173,000

Cash and cash equivalents,
   end of period                            $  1,353,000       $    495,000




        The accompanying notes are an integral part of these statements.

                                SUCCESSORIES, INC.
                   Notes To Consolidated Financial Statements
                                  (Unaudited)


NOTE 1.  DESCRIPTION OF THE BUSINESS

Successories, Inc. (formerly Celex Group, Inc.) and its subsidiaries (the "Company") design, manufacture and market proprietary and licensed products for business, personal motivation and golf enthusiasts. The Company considers itself a single line of business with products that are marketed primarily under the Successories, Winners Collection, British Links and the Golf Company from Golf Digest trade names through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores) and wholesale distribution (including sales to franchisees) channels. The Company operates a chain of Successories retail stores located primarily in the United States. The Company also operates a franchising program whereby it sells franchises to market the Company's products under the Successories trademark.

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

The Company's fiscal year ends on the Saturday closest to January 31. References to the three and six months ended August 1, 1998 and August 2, 1997 refer to the thirteen and twenty-six weeks ended on the dates indicated.

The results of operations for the six months ended August 1, 1998 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENT

Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components. Comprehensive income represents the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income consists of the following:

                                                     Six Months Ended
                                               August 1,           August 2,
                                                 1998                1997
Net loss                                    $(3,334,000)        $(2,276,000)
Foreign currency translation adjustment        	  5,000             (40,000)

 Comprehensive loss                         $(3,329,000)        $(2,316,000)


The adoption of this statement does not impact the Company's financial position, results of operations or cash flows.

NOTE 4.  INVENTORIES

Inventories are comprised of the following:

                                       August 1,       January 31,
                                         1998             1998
  Finished goods                     $ 8,814,000      $	6,690,000
  Raw materials                        2,784,000       	3,187,000
                                      11,598,000       	9,877,000
  Less reserve for obsolescence        	(128,000)        (128,000)

                                     $11,470,000      $ 9,749,000


NOTE 5.  DEBT

Debt consists of the following:

                                         August 1,       January 31,
                                           1998             1998
Bank borrowings:
 Term loan, net of debt discount of
  $365,000 and $401,000                $ 6,635,000      $ 6,849,000
 Revolving credit loan                   5,201,000        4,447,000
 Fixed rate loan, net of debt discount of
   $223,000 and $246,000                   277,000          254,000
 Subordinated note to former owners of
   British Links Golf Classics, Inc.       155,000          155,000
 Capital lease obligations                 232,000          301,000

                                       	12,500,000       12,006,000
 Less current portion                  	(6,575,000)      (5,445,000)

 Long-term debt                        $ 5,925,000      $ 6,561,000


On June 20, 1997, the Company entered into a new credit facility with a bank.
The new facility is comprised of a $7.5 million term loan and a revolving credit loan that provides for maximum borrowings of $6 million from January through June and $9 million from July through December. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus
50% of eligible inventory, as defined, provided that from February through April borrowings against eligible inventory are limited to $3 million. A commitment fee of .5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003 and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings fluctuate based on the margin ratio, as defined, to no higher than prime plus 1.25% and .75%, respectively. The term loan is payable in quarterly installments of $125,000 through June 1, 1998, $312,500 from September 1, 1998 through June 1, 2000, and $375,000 thereafter.
Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined. As of August 1, 1998, available borrowings on the revolving credit loan were $569,000. Warrants for 150,000 shares of the Company's common stock were issued to the bank as part of this agreement.
These warrants were issued at exercise prices ranging from $6.19 to $9.73.

In July 1997, the agreement for the credit facility was amended to include an additional $500,000 fixed rate loan for the purpose of redeeming a portion of the Series B cumulative convertible preferred stock. The loan bears interest at 12% and is due in June 2003. Warrants for an additional
72,464 shares were issued to the bank in connection with this amendment at an exercise price of $6.90.

The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. On May 14, 1998, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants for the year ended January 31, 1998, and adjust certain other covenants. The amended agreement requires that
(i) EBITDA, which is based on a rolling four quarter period, may not be less than $4 million for the four quarters ended May 2, 1998, and increases each subsequent quarter to $6.8 million for the four quarters ended February 3, 2001 and each quarter thereafter and (ii) the interest coverage ratio, as defined, may not be less than 3.0 to 1.0 from May 2, 1998 through October 31, 1998, 4.0 to 1.0 at January 30, 1999, 4.5 to 1.0 at May 1, 1999 and July 31,
1999, and 5.0 to 1.0 thereafter. Further, on September 1, 1998, the agreement was amended to waive the EBITDA covenant and two other related covenants for the second and third quarters of fiscal 1998 and the interest coverage ratio for the second quarter of fiscal 1998, provided that EBITDA for the third quarter of fiscal 1998 is not less than $1.6 million. In conjunction with the 1998 amendments, the exercise prices of the 222,464 warrants previously issued to the bank were reduced to $3.00 and their expiration dates were extended an additional two years.

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

The stock options and warrants issued in conjunction with the new credit facility and certain other financing transactions were assigned a fair value using the Black-Scholes option pricing model. The fair value of the options and warrants have been reflected as a discount on the debt and are being amortized as interest expense over the terms of the related debt. Interest expense related to these stock options and warrants amounted to $59,000 and $495,000 for the six months ended August 1, 1998 and August 2, 1997, respectively.

The weighted average interest rate on borrowings outstanding as of August 1, 1998 and January 31, 1998 was 9.4% and 9.6%, respectively.

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to the statements of cash flows are as follows:


                                                Six Months Ended
                                          August 1,         August 2,
                                            1998              1997
Cash paid during the period for:
  Income taxes                            $ 19,000          $ 10,000
  Interest                                 595,000           474,000


NOTE 7.  EARNINGS (LOSS) PER SHARE

Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The computations of basic and diluted loss per share are as follows:

                         Three Months Ended         Six Months Ended
                        August 1,   August 2,     August 1,     August 2,
                          1998        1997          1998          1997
Basic and diluted loss
 per share:
  Net loss           $(1,959,000) $(1,150,000)   $(3,334,000) $(2,276,000)
  Preferred stock
  dividends and accretion    -        (211,000)          -      (540,000)

  Loss available to common
    stockholders     $(1,959,000) $(1,361,000)   $(3,334,000) $(2,816,000)

  Weighted-average
    shares             6,765,197    5,927,149      6,764,335    6,272,154

  Basic and diluted loss
    per share        $    ( .29)   $   ( .23)    $    ( .49)   $   ( .45)


The diluted computations did not assume the exercise of stock options and warrants, nor the conversion of preferred stock due to their antidilutive effect on the loss per share.

NOTE 8.  SUBSEQUENT EVENT

On September 3, 1998, the Company announced that it will focus growth on its core motivational and self-improvement products and its two most profitable distribution channels: direct marketing and franchised retail stores. As a result, the Company plans to divest its golf catalog business and convert up to 33 of its Company-owned retail locations to franchised stores.

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

The Company's products are marketed primarily under its Successories and Winners Collection trade names through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores) and wholesale distribution (including sales to franchisees) channels. In October 1996, the Company acquired the stock of British Links Golf Classics, Inc., a catalog company selling golf-related gifts, art, wall decor and other collectibles. In November 1997, the Company executed a license agreement with The New York Times Company Magazine Group, Inc. to use the names Golf Digest and The Golf Company from Golf Digest in connection with development of retail locations and a direct mail catalog featuring golf-related wall decor, gifts and other collectibles.

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

For the three and six months ended August 1, 1998 and August 2, 1997, direct marketing, retail and wholesale distribution accounted for the following percentages of the Company's net product sales:









                            Three Months Ended            Six Months Ended
                          August 1,     August 2,      August 1,     August 2,
                            1998          1997           1998          1997

Direct marketing             58%           44%            59%           50%
Retail                       30%           30%            29%           30%
Wholesale distribution*      12%           26%            12%           20%

*Includes sales to franchisees



The gross profit margins for retail sales attributable to Company-owned stores are slightly lower than for direct marketing due to more non-proprietary products being sold in the retail stores. The gross profit margin for wholesale distribution sales, including sales to franchisees, is lower than the other channels since these sales are generally made at a significant discount from retail price.

On September 3, 1998, the Company announced that it will focus growth on its core motivational and self-improvement products and its two most profitable distribution channels: direct marketing and franchised retail stores. As a result, the Company plans to divest its golf catalog business and convert up to 33 of its Company-owned retail locations to franchised stores.

RESULTS OF OPERATION

Three Months Ended August 1, 1998, Compared To Three Months Ended August 2, 1997

Net product sales totaled $11,506,000 for the quarter ended August 1, 1998, compared to $13,061,000 for the corresponding quarter in 1997. The $1,555,000 decrease was comprised of a direct marketing sales increase of $988,000, or 17.4%, while retail sales decreased $441,000, or 11.2% and wholesale distribution sales decreased $2,102,000, or 60.1%.

The 17.4% increase in direct marketing sales was primarily attributable to improved response rates from the customer database and an increase in circulation through prospective catalog mailings. Retail sales decreased 11.2% due to the planned closings of 9 underperforming locations since last year. At August 1, 1998, the Company owned and operated 39 retail locations, compared to 45 at August 2, 1997. Same-store sales increased by .7% as compared to the same quarter in 1997. Wholesale distributions sales decreased 60.1% primarily due to the loss of business from three major accounts.

Cost of goods sold, as a percentage of net product sales, was 45.0% for the quarter ended August 1, 1998, compared to 48.6% for the corresponding quarter in 1997. Cost of goods sold decreased 3.6% primarily due to changes in the channels sales mix and the impact of a moving sale in 1997 to clear out certain older products at reduced prices prior to the Company's move to its new facility in Aurora.

Operating expenses were $8,395,000 for the quarter ended August 1, 1998, compared to $7,395,000 for the same quarter in 1997. Advertising expense, including new catalogs for the European and golf markets, accounted for $512,000 of the increase. Expenses related to post-installation improvements in the Company's new information systems of approximately $200,000, costs related to the expansion of the merchandising product development department of $137,000 and additional start-up expenses for the European and golf markets of $81,000 also contributed to the increase in 1998.

Interest expense was $330,000 the quarter ended August 1, 1998, which represents a $320,000 decrease from the corresponding quarter in 1997. Included in interest was the amortization of the debt discount associated with the value of stock options and warrants issued to certain lenders. This non-cash interest amounted to $28,000 and $308,000 for the quarters ended August 1, 1998 and August 2, 1997, respectively.

The net loss of $1,959,000 for the quarter ended August 1, 1998 was greater than the net loss of $1,150,000 for the quarter ended August 2, 1997 primarily due to lower wholesale distribution sales and additional operating expenses in 1998. Preferred stock dividends and accretion reduced the 1997 loss available to common stockholders by $211,000 to $1,361,000. During the second quarter of 1997, the Series B convertible preferred stock was partially redeemed and the balance was converted into shares of the Company's common stock.

Six Months Ended August 1, 1998, Compared To Six Months Ended August 2, 1997

Net product sales totaled $23,767,000 for the six months ended August 1, 1998, compared to $24,889,000 for the corresponding six-month period in 1997. The $1,122,000 decrease was comprised of a direct marketing sales increase of $1,767,000, or 14.3%, while retail sales decreased $762,000, or 10.1%, and wholesale distribution sales decreased $2,127,000, or 42.5%.

The 14.3% increase in direct marketing sales was attributable to improved response rates and marketing strategies associated with the Company's core customer lists. In 1998 the Company began to increase its direct marketing customer base through prospective catalog mailings which also contributed to the sales increase. Retail sales decreased 10.1% due to the planned closings of 9 underperforming locations. Same-store sales increased by 1.7% as compared to the same period in 1997. Wholesale distribution sales decreased 42.5% due to the loss of business from three major accounts.

Cost of goods sold, as a percentage of net product sales, was 43.6% for the six months ended August 1, 1998, compared to 45.6% for the corresponding period in 1997. Cost of goods sold decreased 2.0% primarily due to changes in the channels sales mix and the impact of a moving sale in 1997 to clear out certain older products at reduced prices prior to the Company's move to its new facility in Aurora.

Operating expenses were $16,805,000 for the six months ended August 1, 1998, compared to $15,284,000 for the same period in 1997. Advertising accounted for $295,000 of the increase, including direct marketing catalogs for the European and golf markets of $253,000. Additional factors affecting the increase include other start-up expenses for the European and golf markets, and expenses related to post-installation improvements in the Company's new information systems and expansion of the merchandising and product development departments.

Interest expense was $671,000 the six months ended August 1, 1998, compared to $993,000 for the corresponding period in 1997. Included in interest was the amortization of the debt discount associated with the value of stock options and warrants issued to certain lenders. This non-cash interest amounted to $59,000 and $495,000 for the six-month periods ended August 1, 1998 and August 2, 1997, respectively.

The net loss of $3,334,000 for the six months ended August 1, 1998 was greater than the net loss of $2,276,000 for the six months ended August 2, 1997 primarily due to lower wholesale distribution sales and additional operating expenses in 1998. Preferred stock dividends and accretion reduced the 1997 loss available to common stockholders by $540,000 to $2,816,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit loan, to fund its cash requirements.

Operating activities provided cash of $381,000 for the six months ended August 1, 1998 and used cash of $2,143,000 for the corresponding six-month period in fiscal 1997. The improvement in the cash flows from operating activities for 1998 was primarily attributable to a $2,967,000 decrease in accounts and notes receivable and a $541,000 increase in accounts payable, which together provided cash of $3,508,000. During the first six months of 1997, accounts and notes receivable and accounts payable collectively used cash of $883,000. Inventories increased and used cash of $1,721,000 and $201,000 in 1998 and 1997, respectively.

The decrease in accounts and notes receivable in 1998 primarily reflects the return of approximately $926,000 of excess merchandise from a wholesale customer in accordance with their agreement, combined with improved collections in accounts receivable after a delay in billings in the fourth quarter of fiscal 1997 due to a system conversion. This return of merchandise also caused in part the increase in inventories in 1998. Other causes for the increase in inventories include planned increases in inventory levels to support the development and expansion of The Golf Company from Golf Digest catalog and the pre-build of wall and desk decor products to meet the third and fourth quarter sales demand.

Investing activities utilized cash of $1,243,000 for the six months ended August 1, 1998, compared to $1,717,000 for the same period in 1997. Capital expenditures were the principal use of cash. The Company installed new point-of-sale computer systems in all of its retail locations in fiscal 1998. The new systems cost approximately $500,000. Additionally, the Company expects to open two Company-owned retail stores in 1998. The Company's credit facility limits capital expenditures to $2 million for fiscal 1998 and $1 million for each fiscal year thereafter.

Financing activities provided cash of $464,000 for the six months ended August 1, 1998, compared to $3,182,000 for the corresponding period in 1997. On June 20, 1997 the Company entered into a new credit facility with a bank. Borrowings on the new facility were the principal financing source of cash in 1998 and 1997. A portion of the funds from the new credit facility were used to payoff existing debt and redeem a portion of the Series B convertible preferred stock in 1997. Repayments of long-term debt totaled $318,000 and $6,899,000 for the first six months of fiscal 1998 and 1997, respectively.

The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. On May 14, 1998, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants for the year ended January 31, 1998, and adjust certain other covenants. The amended agreement requires that
(i) EBITDA, which is based on a rolling four quarter period, may not be less than $4 million for the four quarters ended May 2, 1998, and increases each subsequent quarter to $6.8 million for the four quarters ended February 3, 2001 and each quarter thereafter and (ii) the interest coverage ratio, as defined, may not be less than 3.0 to 1.0 from May 2, 1998 through October 31, 1998, 4.0 to 1.0 at January 30, 1999, 4.5 to 1.0 at May 1, 1999 and July 31,
1999, and 5.0 to 1.0 thereafter. Further, on September 1, 1998, the agreement was amended to waive the EBITDA covenant and two other related covenants for the second and third quarters of fiscal 1998 and the interest coverage ratio for the second quarter of fiscal 1998, provided that EBITDA for the third quarter of fiscal 1998 is not less than $1.6 million. In conjunction with the 1998 amendments, the exercise prices of the 222,464 warrants previously issued to the bank were reduced to $3.00 and their expiration dates were extended an additional two years.

At August 1, 1998 available borrowings on the revolving credit loan were $569,000. The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs and fund debt service and anticipated capital expenditures for the next year.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act.
Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the management team, management's long-term performance goals, plans to divest the Company's golf catalog business and convert retail locations to franchised stores, programs to reduce the Company's costs and enhance asset utilization, efficiencies realized from new systems, the Company's generation of funds sufficient to meet its current operating needs and to fund anticipated capital expenditures, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

(b) No reports on Form 8-K have been filed during the three months ended August 1, 1998.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SUCCESSORIES, INC.
                                    (Registrant)

Date: September 10, 1998       By:  /s/ Arnold M. Anderson

                                    Arnold M. Anderson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: September 10, 1998        By:  /s/ Steven D. Kuptsis

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

10.8          Stock Option Instrument for Arnold M. Anderson dated
              November 19, 1991 (1)

10.9          Celex Group, Inc. Stock Option Plan (1)

10.10 Joint Venture Agreement with Morrison DFW, Inc. and related documents (4)

10.11 Indemnification Agreement dated May 26, 1995 between the Company and Arnold M. Anderson (7)

              Indemnification Agreements in the form filed were also entered into by the Messrs. James M. Beltrame, Seamas T.Coyle,
              Timothy C. Dillon, C. Joseph LaBonte, Steven B. Larrick, Michael H. McKee, Mervyn C. Phillips, Jr., Michael Singletary, Guy E. Snyder and Peter C. Walts

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

10.30 First Amendment to Credit Agreement between the Company and The Provident Bank dated as of July 16, 1997 (13)

10.31 Lease Agreement between LaSalle National Trust, N.A. as Trustee under Trust No. 120358 and Celex, Group, Inc. (14)

10.32 Second Amendment to Credit Agreement between the Company and the Provident Bank dated as of May 14, 1998 (14)

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

(14) Previously filed with the Company's Form 10-Q for the quarter ended May 2, 1998, and incorporated herein by reference.