Form 10-Q
period 1998-10-31
SUCCESSORIES INC
filed 1998-12-14
CIK 911323

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended October 31, 1998

OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                 to


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



     Registrant had 6,767,250 shares of common stock, $.01 par value, outstanding as of December 2, 1998.

                          SUCCESSORIES, INC.
                          INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION
                                                                 Page
Number

        Item 1.  Financial Statements

                 Consolidated Balance Sheets                       3

                 Consolidated Statements of Operations             4

                 Consolidated Statement of Stockholders'
                   Equity                                          5

                 Consolidated Statements of Cash Flows             6

                    Notes to Consolidated Financial Statements     7

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                    12

           Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk                             16


PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings                             17

           Item 6.  Exhibits and Reports on Form 8-K              17

SIGNATURES                                                        18

INDEX TO EXHIBITS                                                 19

                          PART  I.    FINANCIAL INFORMATION

                                   SUCCESSORIES, INC.
                              Consolidated Balance Sheets
                                     (Unaudited)

                                               October 31,         January 31,
                                                  1998                1998
ASSETS
Current assets:
    Cash and cash equivalents                  $ 1,648,000        $ 1,751,000
    Accounts and notes receivable, net           4,830,000          7,330,000
    Inventories, net                            13,116,000          9,749,000
    Prepaid catalog expenses                     1,256,000          1,439,000
    Other prepaid expenses                       1,444,000          1,307,000
                                               -----------        -----------
Total current assets                            22,294,000         21,576,000

Property and equipment, net                     10,164,000         10,292,000
Notes receivable, net                              266,000            292,000
Deferred financing costs                           422,000            482,000
Deferred income taxes                            5,339,000          5,339,000
Intangibles and other assets, net                2,228,000          2,600,000
                                                ----------        -----------
TOTAL ASSETS                                   $40,713,000        $40,581,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt          $ 7,016,000        $ 5,445,000
    Accounts payable                             8,519,000          4,629,000
    Accrued expenses                             1,850,000          1,160,000
                                              ------------        -----------
Total current liabilities                       17,385,000         11,234,000
Long-term debt                                   5,612,000          6,561,000
                                              ------------        -----------
Total liabilities                               22,997,000         17,795,000
                                               -----------        -----------
Minority interest in subsidiaries                   48,000            352,000
                                            --------------        -----------
Stockholders' equity:
    Common stock, $.01 par value; 20,000,000 shares
      authorized; 6,767,230 and 6,758,577 shares issued
      and outstanding, respectively                 68,000             68,000
    Common stock warrants                        1,584,000          1,584,000
    Notes receivable from stockholders            (273,000)          (273,000)
    Additional paid-in capital                  26,158,000         26,127,000
    Accumulated deficit                         (9,806,000)        (4,999,000)
    Foreign currency translation adjustment        (63,000)           (73,000)
                                                ----------        -----------
Total stockholders' equity                      17,668,000         22,434,000
                                              ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $40,713,000        $40,581,000

     The accompanying notes are an integral part of these balance sheets.

                               SUCCESSORIES, INC.
                    Consolidated Statements of Operations
                                  (Unaudited)

                                 Three Months Ended        Nine Months Ended
                              October 31,   November 1,  October 31, November 1,
                                  1998          1997         1998        1997
Net product sales            $12,400,000  $13,706,000   $36,167,000  $38,595,000
Cost of goods sold             5,894,000    6,034,000    16,251,000   17,384,000
                             -----------   -----------  -----------  -----------
Gross profit on product sales  6,506,000    7,672,000    19,916,000   21,211,000

Fees, royalties and other income 468,000      394,000     1,164,000    1,004,000
                             -----------   ----------    ----------  -----------
Gross margin                   6,974,000    8,066,000    21,080,000   22,215,000

Operating expenses             8,089,000    7,192,000    24,894,000   22,476,000
                              ----------    ----------   ----------- -----------
(Loss)/income from operations (1,115,000)     874,000    (3,814,000)   (261,000)
                               ----------   ----------   ----------- -----------
Other income (expense):
  Interest expense              (380,000)    (338,000)   (1,051,000) (1,331,000)
  Minority interest in
       subsidiaries              (12,000)     (34,000)      (22,000)   (112,000)
  Other, net                      34,000       20,000        80,000     (50,000)
                               ----------   ----------   -----------  ----------
Total other expense             (358,000)    (352,000)     (993,000  (1,493,000)
                               ----------   ----------   -----------  ----------
(Loss)/income before
  income tax                  (1,473,000)     522,000    (4,807,000) (1,754,000)

Income tax                           -            -             -            -
                              ----------    ---------   ------------ ----------
Net (loss)/income            $(1,473,000)   $ 522,000   $(4,807,000)$(1,754,000)
                              -----------   ----------  ------------ -----------
(Loss)/income per share:
  Basic and diluted          $     ( .21)   $     .07   $    ( .71) $     (.36)






    The accompanying notes are an integral part of these statements.

                            SUCCESSORIES, INC.
                Consolidated Statement Of Stockholders' Equity
                              (Unaudited)

                                                       Additional    Common
                                     Common Stock        Paid-In     Stock
                                  Shares      Amount     Capital     Warrants
                                 -------------------    ----------   --------
Balance, January 31, 1998        6,758,577   $68,000   $26,127,000  $1,584,000

Net loss for the period

Foreign currency translation
  adjustment

Common stock transactions:
  Sales of common shares             8,653                  31,000

Balance, October 31, 1998        6,767,230   $68,000   $26,158,000  $1,584,000

                                                       Foreign
                                Notes                  Currency
                             Receivable  Accumulated  Translation  Stockholders'
                            From Officers   Deficit    Adjustment     Equity
                           ------------- -----------  -----------  -------------
Balance, January 31, 1998    $(273,000)  $(4,999,000)   $(73,000)   $22,434,000

Net loss for the period                   (4,807,000)                (4,807,000)

Foreign currency translation
  adjustment                                              10,000         10,000

Common stock transactions:
  Sales of common shares                                                 31,000

Balance, October 31, 1998    $(273,000)  $(9,806,000)   $(63,000)   $17,668,000






      The accompanying notes are an integral part of this statement.

                                  SUCCESSORIES, INC.
                          Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                      Nine Months Ended
                                                  October 31,      November 1,
                                                     1998             1997
                                                  ----------       -----------
Cash flows from operating activities:
   Net loss                                      $ (4,807,000)    $(1,754,000)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                2,106,000       1,753,000
       Amortization of debt discount                   86,000         525,000
       (Gain)/loss on sale of property and equipment  (83,000)         37,000
                                                    ----------      ---------
                                                   (2,698,000)        561,000
   Changes in operating assets and liabilities:
      Accounts and notes receivable                 2,978,000      (2,743,000)
      Inventories                                  (3,367,000)     (1,352,000)
      Prepaid catalog expenses                        183,000         890,000
      Other prepaid expenses                         (448,000)       (743,000)
      Deferred financing costs                         60,000        (467,000)
      Accounts payable                              3,890,000         (14,000)
      Accrued expenses                                707,000         815,000
      Minority interest                              (304,000)       (163,000)
      Other                                            89,000         737,000)
                                                    ---------        --------
Net cash provided by (used in) operating activities 1,090,000      (3,953,000)
                                                    ---------      ----------
Cash flows from investing activities:
    Proceeds from sale of property and equipment       45,000             -
    Purchases of property and equipment            (1,805,000)     (2,946,000)
                                                   ----------      -----------
Net cash used in investing activities              (1,760,000)     (2,946,000)
                                                   ----------      -----------
Cash flows from financing activities:
    Proceeds from sales of common stock                31,000         203,000
    Preferred stock dividends                             -          (153,000)
    Redemption of Series B preferred stock                -          (500,000)
    Net borrowings on revolving credit loan         1,351,000       5,928,000
    Proceeds from long-term debt                          -         8,981,000
    Repayments of long-term debt                     (815,000)     (7,139,000)
                                                    ----------     -----------
Net cash provided by financing activities             567,000       7,320,000
                                                    ----------     -----------
Net (decrease)/increase in cash                      (103,000)        421,000

Cash and cash equivalents, beginning of period      1,751,000       1,173,000
                                                   ----------     -----------
Cash and cash equivalents, end of period          $ 1,648,000     $ 1,594,000
                                                   ----------     -----------

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

The Company's fiscal year ends on the Saturday closest to January 31. References to the three and nine months ended October 31, 1998 and November 1, 1997 refer to the thirteen and thirty-nine weeks ended on the dates indicated.

The results of operations for the nine months ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENT

Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components. Comprehensive income represents the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income consists of the following:

                                                      Nine Months Ended
                                                  -----------------------------
                                                  October 31,      November 1,
                                                     1998             1997
                                                  ----------       ----------
      Net loss                                   $(4,807,000)     $(1,754,000)
      Foreign currency translation adjustment         10,000          (66,000)
                                                 ------------     ------------
      Comprehensive loss                         $(4,797,000)     $(1,820,000)

The adoption of this statement does not impact the Company's financial position, results of operations or cash flows.

NOTE 4.  INVENTORIES

Inventories are comprised of the following:


                                                  October 31,      January 31,
                                                     1998              1998
                                                  -----------      -----------
      Finished goods                             $ 9,451,000       $ 6,690,000
      Raw materials                                3,793,000         3,187,000
                                                  ----------        ----------
                                                  13,244,000         9,877,000
      Less reserve for obsolescence                 (128,000)         (128,000)
                                                  ----------         ----------
                                                 $13,116,000       $ 9,749,000

NOTE 5.  DEBT

Debt consists of the following:

                                                  October 31,       January 31,
                                                     1998              1998
                                                  ----------       -----------
  Bank borrowings:
    Term loan, net of debt discount of
      $348,000 and $401,000                      $ 6,340,000       $ 6,849,000
  Revolving credit loan                            5,798,000         4,447,000
  Fixed rate loan, net of debt discount of
      $213,000 and $246,000                          287,000           254,000
  Subordinated note to former owners of
    British Links Golf Classics, Inc.                      -           155,000
  Capital lease obligations                          203,000           301,000
                                                 -----------        ----------
                                                  12,628,000        12,006,000
  Less current portion                            (7,016,000)       (5,445,000)
                                                 -----------        -----------

  Long-term debt                                 $ 5,612,000       $ 6,561,000


On June 20, 1997, the Company entered into a new credit facility with a bank. The new facility is comprised of a $7.5 million term loan and a revolving credit loan that provides for maximum borrowings of $6 million from January through June and $9 million from July through December. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 50% of eligible inventory, as defined, provided that from February through April borrowings against eligible inventory are limited to $3 million. A commitment fee of .5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003 and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings fluctuate based on the margin ratio, as defined, to no higher than prime plus 1.25% and
 .75%, respectively. The term loan is payable in quarterly installments of $125,000 through June 1, 1998, $312,500 from September 1, 1998 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined. As of October 31, 1998, available borrowings on the revolving credit loan were $1,291,000. Warrants for 150,000 shares of the Company's common stock were issued to the bank as part of this agreement. These warrants were issued at exercise prices ranging from $6.19 to $9.73, and currently exercisable at $2.00.

In July 1997, the agreement for the credit facility was amended to include an additional $500,000 fixed rate loan for the purpose of redeeming a portion of the Series B cumulative convertible preferred stock. The loan bears interest at 12% and is due in June 2003. Warrants for an additional 72,464 shares were issued to the bank in connection with this amendment at an exercise price of $6.90, and currently exercisable at $2.00.

The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. On May 14, 1998, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants for the year ended January 31, 1998, and adjust certain other covenants. The amended agreement requires that (i) EBITDA, which is based on a rolling four quarter period, may not be less than $4 million for the four quarters ended May 2, 1998, and increases each subsequent quarter to $6.8 million for the four quarters ended February 3, 2001 and each quarter thereafter and (ii) the interest coverage ratio, as defined, may not be less than 3.0 to 1.0 from May 2, 1998 through October 31, 1998, 4.0 to 1.0 at January 30, 1999, 4.5 to 1.0 at May 1, 1999 and July 31,
1999, and 5.0 to 1.0 thereafter. In addition, on September 1, 1998, the agreement was amended to waive the EBITDA covenant and two other related covenants for the second and third quarters of fiscal 1998 and the interest coverage ratio for the second quarter of fiscal 1998, provided that EBITDA for the third quarter of fiscal 1998 is not less than $1.6 million. In conjunction with the 1998 amendments, the exercise prices of the 222,464 warrants previously issued to the bank were reduced to $3.00 and their expiration dates were extended an additional two years. Further, on December 11, 1998, the Company obtained a waiver from the bank for the EBITDA and interest coverage covenant for the third quarter of fiscal 1998. In conjunction with the waiver, the exercise prices of the 222,464 warrants previously issued to the bank were reduced to $2.00. Based on year-to-date operating results, there is a likelihood that the Company will not be in compliance with certain financial covenants for the period ending January 30, 1999. The Company is engaged in discussions with the bank to obtain a waiver, if necessary, for non-compliance with any covenants for the period ending January 30, 1999 and also to amend the financial covenants in the credit agreement for periods ending after January 30, 1999, as needed.

In connection with the acquisition of British Links Golf Classics, Inc., the Company originally issued subordinated promissory notes aggregating $400,000. The final settlement of the acquisition reduced the amount due on the subordinated notes to $355,000. The notes are payable in three installments:
$100,000 was paid on May 1, 1997 and September 20, 1997, and the remaining $155,000 was paid on September 20, 1998. Interest is payable at the prime rate.

The stock options and warrants issued in conjunction with the new credit facility and certain other financing transactions were assigned a fair value using the Black-Scholes option pricing model. The fair value of the options and warrants have been reflected as a discount on the debt and are being amortized as interest expense over the terms of the related debt. Interest expense related to these stock options and warrants amounted to $86,000 and $525,000 for the nine months ended October 31, 1998 and November 1, 1997, respectively.

The weighted average interest rate on borrowings outstanding as of October 31, 1998 and January 31, 1998 was 9.4% and 9.6%, respectively.

NOTE 6.  SALE OF COMPANY-OWNED RETAIL STORES

In 1998, the Company converted four of its company-owned retail stores to franchised stores. The total purchase price for the sale of the net assets was $497,000, $45,000 was paid in cash and the balance of $452,000 was financed with promissory notes. The payments on the promissory notes are being made monthly from July 1998 through October 2002. The interest rates on the promissory notes range from 7% to 9%. The gain recorded on the sale was $159,000 for the three months ended October 31, 1998.

NOTE 7.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to the statements of cash flows are as follows:

                                                      Nine Months Ended
                                                October 31,       November 1,
                                                   1998              1997
                                                ----------       -----------

Cash paid during the period for:
    Income taxes                               $  26,000         $     --
    Interest                                     889,000           612,000
Non-cash investing activities:
    Notes receivable issued on sale of
        property and equipment                   452,000               --


NOTE 8.  EARNINGS (LOSS) PER SHARE

Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The computations of basic and diluted loss per share are as follows:

                                  Three Months Ended      Nine Months Ended
                              October 31,  November 1   October 31,  November 1,
                                 1998         1997         1998         1997
Basic and diluted (loss)/income per share:
 Net (loss)/income            $(1,473,000)  $522,000   $(4,807,000) $(1,754,000)
   Preferred stock dividends
      and accretion                   -         -              -       (541,000)
                              ------------  --------   ------------  -----------
 (Loss)/income available to common
      stockholders            $(1,473,000)  $522,000   $(4,807,000) $(2,295,000)
                              ------------  --------   ------------  -----------
 Weighted-average shares        6,769,000  7,733,000     6,766,000    6,284,000
                              ------------  --------   ------------  -----------
 Basic and diluted (loss)/
      income per share        $    (.21)   $    .07    $     (.71)  $    ( .36)
                              ------------  --------   ------------  -----------

The diluted computations did not assume the exercise of stock options and warrants, nor the conversion of preferred stock due to their antidilutive effect on the loss per share.


NOTE 9.  CHANGE IN ESTIMATE

On November 23, 1998, Successories Pty Ltd, which holds the exclusive license to distribute the Company's products in Australia and New Zealand was placed into voluntary administration in Australia. At the time of administration, the licensee owed the Company approximately $514,000, consisting mostly of notes receivable related to licensing fees, trade debts, and accrued royalties. Although the Company believes that it can ultimately recover a portion of these receivables due to its rights under the license, an additional $400,000 has been added to the Company's bad debt reserves as of October 31, 1998.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

The Company is currently engaged in legal proceedings with its former president and chief executive officer. The former president alleges and seeks lost compensation and benefits due and owing to him from the Company in an amount claimed to be in excess of $400,000. The Company has responded to the claim with what the Company believes is a meritorious defense. The proceedings are in the early stages of discovery and no hearing date or place has been scheduled. Management believes that the financial impact, if any, of this litigation is not currently predictable.

In a related matter, the Company filed a complaint on December 9, 1998, against its former president. The Company alleges non-payment of principal and interest due on a promissory note executed by the former president. The Company seeks judgement against him in the principal amount of $108,000 plus interest at a rate of 7% through June 30, 1998, and thereafter at a rate of 10%, together with costs and attorney fees.

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

The Company's products are marketed primarily under its Successories and Winners Collection trade names through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores) and wholesale distribution (including sales to franchisees) channels. In October 1996, the Company acquired the stock of British Links Golf Classics, Inc., a catalog company selling golf-related gifts, art, wall decor and other collectibles. In November 1997, the Company executed a license agreement with The New York Times Company Magazine Group, Inc. to use the names Golf Digest, The Golf Company, and The Golf Company from Golf Digest in connection with development of retail locations and a direct mail catalog featuring golf-related wall decor, gifts and other collectibles.

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

For the three and nine months ended October 31, 1998 and November 1, 1997, direct marketing, retail and wholesale distribution accounted for the following percentages of the Company's net product sales:

                             Three Months Ended           Nine Months Ended
                          October 31,   November 1,    October 31,   November 1,
                             1998          1997           1998          1997
                          -----------   -----------    -----------   -----------
Direct marketing             50%           46%            56%           49%
Retail                       27%           25%            28%           28%
Wholesale distribution*      23%           29%            16%           23%

--------------------------------
  *Includes sales to franchisees


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

On September 3, 1998, the Company announced that it would focus growth on its core motivational and self-improvement products and its two most profitable distribution channels: direct marketing and franchised retail stores. As a result, the Company plans to sell its golf catalog business and convert up to 33 of its Company-owned retail locations to franchised stores.

RESULTS OF OPERATION

Three Months Ended October 31, 1998, Compared To Three Months Ended November 1, 1997

Net product sales were $12,400,000 for the quarter ended October 31, 1998, compared to $13,706,000 for the corresponding quarter ended November 1, 1997. The $1,306,000 decrease was comprised of a direct marketing sales decrease of $5,000, or 0.1%, retail sales decrease of $60,000, or 1.7%, and wholesale distribution sales decrease of $1,241,000, or 30.9%.

Retail sales decreased by 1.7% due to fewer stores in operation in the current year, offset by an increase in same-store sales of 6.2% as compared to the same quarter in 1997. The Company operated 40 stores at the end of October 31, 1998 as compared to 48 stores at the end of November 1, 1997. Wholesale distribution sales decreased 30.9% primarily due to the loss of business from one major account.

Cost of goods sold, as a percent of net product sales, was 47.5% for the quarter ended October 31, 1998, compared to 44.0% for the corresponding quarter in 1997. Cost of goods sold increased by 3.5% primarily due to planned product promotions pursuant to market testing in the retail and direct marketing channels in the current year.

Operating expenses increased for the quarter to $8,089,000 from $7,192,000 in 1997. In comparison to the prior year, operating expenses for 1998 include additional charges of $1,108,000, which are comprised of costs associated with reduction of corporate personnel of $350,000, provision for bad debt relating to receivables from the Company's Australian licensee of $400,000, retail store related expenses of $283,000, and expected real estate costs for the closing of the Company's Canadian office of $75,000. Excluding the above noted charges, operating expenses decreased by $211,000 for the quarter and was primarily attributable to lower advertising costs in 1998.

The net loss of $1,473,000 for the quarter ended October 31, 1998 was less than the net income of $522,000 for the quarter ended November 1, 1997, primarily due to lower wholesale distribution sales and additional operating expenses in 1998.

Nine Months Ended October 31, 1998, Compared To Nine Months Ended
November 1, 1997

Net product sales were $36,167,000 for the nine months ended October 31, 1998, compared to $38,595,000 for the corresponding nine-months ended November 1, 1997. The $2,428,000 decrease was comprised of direct marketing sales increase of $1,762,000, or 9.5%, while retail sales decreased $822,000, or 7.5%, and wholesale distribution sales decreased by $3,368,000, or 37.4%.

The 9.5% increase in direct marketing sales was attributable to improved response rates and marketing strategies associated with the Company's core customer lists. In 1998 the Company began to increase its direct marketing customer base through prospective catalog mailings which also contributed to the sales increase. Retail sales decreased by 7.5% due to fewer stores in operation in the current year, offset by increase in same-store sales of 3.1% as compared to the same nine months in 1997. During the current year, the Company opened five stores, closed nine underperforming stores and converted four of the Company-owned stores to franchise stores. Wholesale distribution sales decreased by 37.4% primarily due to the loss of business from three major accounts.

Cost of goods sold, as a percentage of net product sales, was 44.9% for the nine months ended October 31, 1998, compared to 45.0% for the corresponding nine months in 1997.

Operating expenses were $24,894,000 for the nine months ended October 31, 1998, compared to $22,476,000 for the same period in 1997. Operating expenses for 1998 include additional charges of $1,108,000 related to severance costs, allowance for receivables from the Company's Australian licensee, retail store related expenses, and real estate costs for Canadian office closing. Additional factors affecting the increase include start-up expenses for European and golf markets, expenses related to post-installation improvements in the Company's new information systems and expansion of the merchandising and product development departments.

Interest expense was $1,051,000 for the nine months ended October 31, 1998, compared to $1,331,000 for the corresponding period in 1997. Included in interest is the amortization of the debt discount associated with the value of stock options and warrants issued to certain lenders. This non-cash interest amounted to $86,000 and $525,000 for the nine-month periods ended October 31, 1998 and November 1, 1997, respectively.

The net loss of $4,807,000 for the nine months ended October 31, 1998 was greater than the net loss of $1,754,000 for the nine months ended November 1, 1997, primarily due to lower wholesale distribution sales and additional operating expenses in 1998. Preferred stock dividends and accretion increased the 1997 loss available to common stockholders by $541,000 to $2,295,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit loan, to fund its cash requirements.

Operating activities provided cash of $1,090,000 for the nine months ended October 31, 1998 and used cash of $3,953,000 for the corresponding nine-month period in fiscal 1997. The improvement in the cash flows from operating activities for 1998 was primarily attributable to a decrease in accounts and notes receivable, and an increase in accounts payable, offset by the net loss and increase in inventories.

The decrease in accounts and notes receivable in 1998 primarily reflects the return of approximately $926,000 of excess merchandise from a wholesale customer in accordance with their agreement, combined with improved collections in accounts receivable after a delay in billings in the fourth quarter of fiscal 1997 due to a system conversion. This return of merchandise also caused in part the increase in inventories in 1998. Other causes for the increase in inventories and accounts payable include planned increases in inventory levels to support the pre-build of wall and desk decor products to meet the fourth quarter sales demand.

Investing activities utilized cash of $1,760,000 for the nine months ended October 31, 1998, compared to $2,946,000 for the same period in 1997. Capital expenditures were the principal use of cash. The Company installed new point-of-sale computer systems in all of its retail locations in fiscal 1998. The new systems cost approximately $500,000. Additionally, the Company opened five Company-owned retail stores in 1998. The Company's credit facility limits capital expenditures to $2 million for fiscal 1998 and $1 million for each fiscal year thereafter.

Financing activities provided cash of $567,000 for the nine months ended October 31, 1998, compared to $7,320,000 for the corresponding period in 1997. On June 20, 1997 the Company entered into a new credit facility with a bank. Borrowings on the new facility were the principal financing source of cash in 1998 and 1997. A portion of the funds from the new credit facility were used to payoff existing debt and redeem a portion of the Series B convertible preferred stock in 1997.

The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. On May 14, 1998, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants for the year ended January 31, 1998, and adjust certain other covenants. The amended agreement requires that (i) EBITDA, which is based on a rolling four quarter period, may not be less than $4 million for the four quarters ended May 2, 1998, and increases each subsequent quarter to $6.8 million for the four quarters ended February 3, 2001 and each quarter thereafter and (ii) the interest coverage ratio, as defined, may not be less than 3.0 to 1.0 from May 2, 1998 through October 31, 1998, 4.0 to 1.0 at January 30, 1999, 4.5 to 1.0 at May 1, 1999 and July 31,
1999, and 5.0 to 1.0 thereafter. In addition, on September 1, 1998, the agreement was amended to waive the EBITDA covenant and two other related covenants for the second and third quarters of fiscal 1998 and the interest coverage ratio for the second quarter of fiscal 1998, provided that EBITDA for the third quarter of fiscal 1998 is not less than $1.6 million. In conjunction with the 1998 amendments, the exercise prices of the 222,464 warrants previously issued to the bank were reduced to $3.00 and their expiration dates were extended an additional two years. Further, on December 11, 1998, the Company obtained a waiver from the bank for the EBITDA and interest coverage covenant for the third quarter of fiscal 1998. In conjunction with the waiver, the exercise prices of the 222,464 warrants previously issued to the bank were reduced to $2.00. Based on year-to-date operating results, there is a likelihood that the Company will not be in compliance with certain financial covenants for the period ending January 30, 1999. The Company is engaged in discussions with the bank to obtain a waiver, if necessary, for non-compliance with any covenants for the period ending January 30, 1999 and also to amend the financial covenants in the credit agreement for periods ending after January 30, 1999, as needed.

At October 31, 1998 available borrowings on the revolving credit loan were $1,291,000. The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs and fund debt service and anticipated capital expenditures for the next year.

Year 2000 Compliance

As is the case with most other companies using computers in their operations, the Company is in the process of addressing the "Year 2000" problem. The Company has conducted a review of its information technology ("IT") to identify those areas that could be affected by the Year 2000 issue. The Company plans, by December 1998, to have developed a comprehensive, risk-based plan. This plan will address IT and non-IT systems and products, as well as dependencies on those with whom the Company does significant business.

The following table reflects the methodology and the completion status of each phase as it applies to the key IT and non-IT systems and products:

                    Preparation     Surveying       Planning      Implementation
Financial and
  Inventory Systems   Complete       Complete       Complete       Est. Q1-1999
Order Entry and
Fulfillment           Complete       Complete       Complete       Est. Q1-1999
Telecommunications    Complete       Complete       Complete       Complete
LAN/WAN               Complete       Est. Q1-1999   Est. Q1-1999   Est. Q2-1999
Ancillary Software    Complete       Est. Q4-1998   Est. Q1-1999   Est. Q1-1999
PC Software
(Non-Financial)       Complete       Est. Q1-1999   Est. Q1-1999   Est. Q2-1999
Manufacturing
Equipment             Est. Q4-1998   Est. Q4-1998   Est. Q1-1999   Est. Q2-1999
Third Party Vendors   Est. Q1-1999   Est. Q1-1999   Est. Q2-1999   Est. Q3-1999


The new order entry, inventory control, manufacturing, fulfillment, financial and point-of-sale systems are all Year 2000 compatible. The majority of the work to be completed relates to vendor compliance issues.

Even with the above phases, the Company can not guarantee that its compliant systems will not encounter difficulties when attempting to interface or interconnect with third party systems, whether or not those systems are claimed to be "compliant", and the Company can not guarantee that such failure to interface or interconnect will not have a materially adverse effect on the Company's operations. The Company expects to identify any significant vendor-compliance problems by the second quarter of 1999, and to resolve those issues by the end of the third quarter 1999. Despite this approach, there can be no guarantee that the systems of other companies on which the Company is reliant will be converted timely, or that a failure by another company to convert would not have a materially adverse effect on the Company.

The Company presently believes, with modification to existing software, the Year 2000 problem will not pose significant operational risk. While the Company can not accurately predict a "worst case scenario" with regard to its Year 2000 issues, the failure by the Company and/or vendors to complete Year 2000 compliance work in a timely manner could have a materially adverse effect on the Company's operations. The Company is in the process of assessing these risks and uncertainties and developing appropriate contingency plans and procedures in an attempt to minimize the effects of such a scenario.

SEASONALITY

The Company generally experiences peak sales in the fourth quarter of its fiscal year (November through January) due to the holiday season, and its lowest sales levels in its first and second fiscal quarters (February through July). The effects of seasonality are greater in the Company's retail operations than in its direct marketing operations. Most operating expenses are incurred evenly throughout the year, although some selling and administrative expenses are variable with sales. The Company's quarterly operating results may also vary depending upon such factors as the opening of new stores, converting Company-owned to franchise stores, new catalog mailings, the timing of new product introductions and promotions by the Company. The Company's cash requirements generally reach a seasonal peak in October to finance increased inventory levels needed to meet third and fourth quarter sales demand.

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

In August 1998, James M. Beltrame, the Company's former president and chief executive officer ("Claimant"), filed a Demand for Arbitration dated August 11, 1998 with the American Arbitration Association (Case No. 51-160-00347-98). Claimant was separated from employment with the Company on June 26, 1998 and now seeks arbitration pursuant to an Employment Agreement dated June 1, 1996 between the Company and Claimant. Claimant alleges and seeks lost compensation and benefits due and owing to him from the Company in an amount claimed to be in excess of $400,000. The Company has responded to the claim with what the Company believes is a meritorious defense. The arbitration is in the early stages of discovery and no hearing date or place has been scheduled. Given the phase of the proceedings, the Company has determined that a reasonable assessment with respect to the financial impact, if any, cannot be made at this point in time.

In a related matter, the Company has filed a complaint on December 9, 1998, against James M. Beltrame in the Circuit Court of the Eighteenth Judicial Circuit in DuPage County, Wheaton, Illinois (Case No. 98L01282). The Company alleges non-payment of principal and interest due on a promissory note executed by Mr. Beltrame. The Company seeks judgement against Mr. Beltrame in the principal amount of $107,625 plus interest at a rate of 7% through June 30, 1998, and thereafter at a rate of 10%, together with costs and attorney fees.

Except as noted above, there are no other material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in the ordinary course of its business and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	See Index to Exhibits immediately following the Signatures page.

(b)	No reports on Form 8-K have been filed during the three months ended
    October 31, 1998.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             SUCCESSORIES, INC.
                                (Registrant)





Date: December 8, 1998         By:  /s/ Arnold M. Anderson

                                     Arnold M. Anderson
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)





Date: December 8, 1998         By:  /s/ Steven D. Kuptsis

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

10.30 First Amendment to Credit Agreement between the Company and
      The Provident Bank dated as of July 16, 1997 (13)

10.31 Lease Agreement between LaSalle National Trust, N.A. as
      Trustee under Trust No. 120358 and Celex, Group, Inc. (14)

10.32 Second Amendment to Credit Agreement between the Company and the Provident Bank dated as of May 14, 1998 (14)

10.33 Third Amendment to Credit Agreement between the Company and the Provident Bank dated as of September 1, 1998 (filed herewith)

10.34 Employment Agreement with Gary Rovansek dated October 29, 1998 (filed herewith)

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