Form 10-K
period 1999-01-30
SUCCESSORIES INC
filed 1999-04-30
CIK 911323

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                             Yes _X_         No___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the $.01 par value Common Stock held by non-affiliates of the Registrant on April 13, 1999, based upon the last reported sale price on that date on the Nasdaq National Market of $2.75 per share, was approximately $15,290,443.

    Registrant had 6,922,988 shares of $.01 par value Common Stock, outstanding as of April 13, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of January 30, 1999, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    Successories, Inc., an Illinois Corporation, ("Successories" or the "Company") is a direct mail catalog company, specialty retailer and wholesaler that designs, assembles and markets a diverse range of motivational and self-improvement products, many of which are the Company's own proprietary designs. The Company's products include distinctive lines of wall decor, desktop art, books, audio tapes, personalized gifts and awards, greeting cards and mugs. In addition, the Company sells other motivational products supplied by third parties. Company personnel create proprietary art work and designs that can be used in conjunction with a wide variety of products. The Company will also customize its products to fulfill customers' special needs.

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

    The operating subsidiaries (the "Subsidiaries") of the Company commenced operations in 1985 and their original owners included certain executive officers and directors of the Company. In October 1990, Primus Development Group II Ltd. ("Primus") acquired in excess of 90% of the stock of the Subsidiaries through a share exchange. The Company was formed in October 1990 as a wholly-owned subsidiary of Primus and, in February 1992, Primus merged into the Company. In March 1991 and April 1993, the Company acquired the remaining outstanding stock of the Subsidiaries through share exchanges.

    On September 3, 1998, the Company announced that it would focus its future growth on its core motivational products business and its two most profitable distribution channels: direct marketing of SUCCESSORIES products and franchised retail stores. As a result, the Company began plans, which were in progress as of January 30, 1999, to divest its golf catalog business and to convert its company-owned retail stores to franchise owner-operators.

    PRODUCTS

    A majority of the Company's sales are derived from proprietary products that have either been internally developed or designed, or individually customized. All products are designed to have a positive motivational or self-improvement theme that can be used in businesses to reinforce basic business goals such as customer service, attitude and teamwork, and to recognize achievement and good performance. The Company's products also appeal to many individuals for both personal and professional motivation and for gifts.

    As of January 30, 1999, the Company offered approximately 3,100 stock-keeping units ("SKUs"). SUCCESSORIES retail stores generally carry an average of 900 SKUs while kiosks carry an average of 700 SKUs. The Company's SUCCESSORIES catalog carries approximately 660 SKUs in its 52-page edition and 500 SKUs in its 40-page edition.

    The Company's proprietary wall decor product line includes dramatic photography and other art developed, designed or customized in-house and printed on high-quality coated paper stock with various motivational captions. Company designers give each grouping of wall decor products a unique, uniform overall appearance, including consistent visual themes, a range of predominant colors and distinctive border design and lettering, thereby providing each grouping with a distinctive Trade Dress. The prints within each product grouping are also similar in size. Framed art comes either with an aluminum frame with an electroplated high-gloss black finish or a wood frame. High-quality tempered glass is used for safety reasons and to protect against damage.

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

    Although the major product category is wall decor, the Company also sells watches, pens, wall plaques, clocks, chairs, lamps, books, planners, keepsake wooden boxes, display racks and cabinets, glasses, mugs, jewelry and other related products.

    PRODUCT DEVELOPMENT

    The Company tries to expand its product line by offering new items with each new catalog version and by creating new product lines that are distinctive in appearance from existing lines.

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

    The Company believes that the optimal way to reach its diverse customer base is to market its products through several distribution channels. In addition, the Company believes that its different distribution channels provide numerous benefits in cross-marketing. For example, retail stores allow potential customers to view, first-hand, the quality of the product offerings that may lead to future catalog sales.

    For the fiscal year ended January 30, 1999, direct marketing sales accounted for approximately 55% of the Company's product sales, while retail sales from Company-owned stores were approximately 31% of the total. Wholesale distribution sales, including product sales to franchisees, were approximately 14% of the Company's product sales.

    The Company's revenue base is comprised of a wide range of customers including Fortune 500 companies, mid-sized and small businesses, corporate management personnel, athletic and educational organizations and retail customers. No individual customer accounted for more than 10% of the Company's net sales during the fiscal year ended January 30, 1999.

    The Company emphasizes customer service to achieve its goal of producing a high level of customer satisfaction. All merchandise sold to the Company's direct marketing and retail customers may be returned for any reason.

    DIRECT MARKETING

    Through the use of its catalogs, the Company targets sales managers, executives of small and medium-sized businesses, meeting planners, human resource managers and corporate training managers who have purchased or shown a willingness to purchase the Company's products in the past. These customers use the Company's products to reinforce important work themes, to motivate and recognize employees, and as gifts at meetings and conventions. In addition, the Company is constantly prospecting for new customers by mailing its catalogs to prospective customers who have favorable demographic profiles or purchasing patterns. The Company maintains a large proprietary in-house database. Building on this foundation, the Company maintains an ongoing prospecting effort by testing various mailing lists and evaluating the recipient's responsiveness to the Company's product offerings. A group of corporate sales representatives handle larger corporate accounts through telemarketing.

    The Company's SUCCESSORIES catalog features the entire line of proprietary products and some third-party products. The two types of catalogs currently being mailed are a 52-page version mailed to existing customers and catalog requesters and a 40-page version mailed to individuals on rented lists with the objective to acquire them as new customers. When a prospect makes a purchase, they are promoted to the 52-page catalog using selection criteria based on purchase history. During the fiscal year ended January 30, 1999, the Company mailed approximately 9.5 million SUCCESSORIES catalogs.

    In August 1997 the Company created an interactive Internet web site, www.successories.com. Visitors to the web site are able to view product offerings and place orders for products featured in the Company's catalogs. Customer interest in the site has steadily increased. For example, Internet sales during the 1998 holiday season increased by approximately $150,000, or 200%, as compared to the same period in 1997. In addition, about 86% of the Company's Internet customers were first-time buyers. Although these 1998 holiday sales were slightly greater than two percent of the Company's domestic direct marketing holiday sales, these results and national trends indicating increasing customer interest in electronic commerce have led the Company to begin implementation during 1999 of an expanded and improved web site.

    In January 1999, the Company introduced a recognition awards catalog offering a wide range of proprietary awards and gifts that can be engraved or personalized.

    In October 1996, the Company acquired the stock of British Links Golf Classics, Inc., a catalog company specializing in golf-related wall decor, gifts and other collectibles. In addition in November 1997, the Company executed a license agreement with the New York Times Magazine Group, Inc. in connection with the development of THE GOLF COMPANY FROM GOLF DIGEST catalog. During the fiscal year ended January 30, 1999, the Company mailed approximately 2.5 million golf catalogs under the British Links and THE GOLF COMPANY FROM GOLF DIGEST names.

    RETAIL

    The Company-owned retail locations consist of stores and kiosks primarily located in shopping malls. The Company's stores were introduced in early 1991. As of January 30, 1999, the Company owned a total of 36 retail locations, including 31 stores and 5 kiosks. The following table shows the number of Company-owned retail locations that were opened, closed and in operation for each of the last three fiscal years.

                                                                                             IN OPERATION
                                                                                               AT END OF
FISCAL YEAR ENDED                                                 OPENED        CLOSED        FISCAL YEAR
-------------------------------------------------------------  -------------  -----------  -----------------
February 1, 1997.............................................            9            14              51
January 31, 1998.............................................            3            11              43
January 30, 1999.............................................            7            14              36

    As of January 30, 1999, the Company's retail locations are located in Canada and the following states:

Arizona         Maryland        New York
California      Massachusetts   Pennsylvania
Florida         Michigan        Texas
Illinois        Minnesota       Virginia
Indiana

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

    WHOLESALE

    The Company sells products to a number of wholesale customers. Wholesale customers include other direct marketing distributors and distributors who have acquired distribution rights for the Company's products in other countries.

    The Company licenses some of its proprietary images to third parties for use in their products for which the Company receives a royalty payment. These third parties generally market office supply products such as pens, notebooks and note cubes either through retail stores or through direct marketing catalog sales.

    FRANCHISE

    As of January 30, 1999, there were 49 franchised retail stores. The following table shows the number of franchised stores that were opened, closed and in operation for each of the last three fiscal years.

                                                                                             IN OPERATION
                                                                                               AT END OF
FISCAL YEAR ENDED                                                 OPENED        CLOSED        FISCAL YEAR
-------------------------------------------------------------  -------------  -----------  -----------------
February 1, 1997.............................................            6             2              49
January 31, 1998.............................................            4            10              43
January 30, 1999.............................................           13             7              49

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

    Various factors are considered in evaluating sites including trade area demographics, availability and cost of space, location of competitors, and total retail sales in a given enclosed shopping area. The Company reviews all proposed franchise store locations and reserves the right to review the lease terms thereof.

    FRANCHISE AGREEMENT

    The Company attracts qualified franchise owners with a low initial franchise fee. The franchise fee for the first store is $35,000, and $25,000 for each additional store, payable in full upon execution of a franchise agreement. Franchisees are responsible for the costs of leasehold improvements, inventory, furniture, fixtures, decor and certain other items including initial working capital. The franchisee purchases for resale Company manufactured products or products from others that are Company-approved. Due to the proprietary nature of most of the Company's products, the Company is the only available source for many products sold by franchisees.

    Franchisees currently pay a monthly royalty to the Company of 2% of franchise gross sales. Franchisees are further required to spend between $2,000 to $3,000 on grand opening advertising, followed by 3% of monthly gross sales for local advertising and promotion.

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

    STRATEGIC CHANGES

    On September 3, 1998, the Company announced that it would focus its future growth on its core motivational products business and its two most profitable distribution channels: direct marketing of SUCCESSORIES products and franchised retail stores.

    As a result, the Company began plans, which were in progress as of January 30, 1999, to divest its golf catalog business and to convert its company-owned retail stores to franchise owner-operators. These plans included the retention of an investment banking firm, specializing in direct marketing, to market the golf catalog business. Also, the Company has hired a consultant with experience in marketing franchises to assist with the conversion of the Company-owned retail stores. In addition, the Company has reduced overhead expenses not related to the core business. The Company has yet to sell the golf catalog business. In fiscal 1998, the Company has converted five of its Company-owned retail stores to franchised stores.

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

    The Company depends upon outside suppliers for many items such as mugs, stationery and components for framing, all of which are readily available from a number of suppliers. In addition, the Company outsources its film work and printing, although its creative staff works closely with outside film houses and printers to assure that all work is done to the Company's specifications and satisfaction.

    SEASONALITY

    See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

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

    TRADEMARKS AND SERVICE MARKS

    The Company owns a federal registration for the service mark "Successories" in Class 42 on the Principal Register of the United States Patent and Trademark Office ("PTO"). The Company believes the use of the service mark SUCCESSORIES is important in establishing and maintaining its reputation and is committed to protecting this service mark by vigorously challenging any unauthorized use.

    Although many of the quotations, photographs and other art work used by the Company are in the public domain and are not individually protectable under copyright and trademark laws, the Company continually endeavors to protect its products through exclusive licensing relationships with the owners or subjects of various photographs by giving the products a distinctive trade dress.

    EMPLOYEES

    As of January 30, 1999, the Company employed 464 persons, 269 of whom were employed full time. Of this total, 252 were employed at the corporate headquarters in marketing, manufacturing, order fulfillment or administrative capacities, and 212 were field personnel, store managers or store personnel. The Company is not a party to any collective bargaining agreements and has not experienced a strike or work stoppage. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

    The Company leases its corporate office and manufacturing/warehouse facility in Aurora, Illinois, under the terms of a lease agreement which expires in July 2009. The lease is for approximately 20,000 square feet of office space and 110,000 square feet of manufacturing/warehouse space.

    The Company leases all 36 Company-owned stores from various property owners under terms typical in an enclosed mall or strip shopping center. Lease terms generally vary from five to ten years for stores, and six months to one year for kiosks. None of the Company's stores leases are individually material to the operations of the Company, and the Company expects that it will be able to renew its leases on satisfactory terms as they expire.

ITEM 3. LEGAL PROCEEDINGS

    In August 1998, James M. Beltrame, the Company's former president and chief executive officer ("Claimant"), filed a Demand for Arbitration dated August 11, 1998 with the American Arbitration Association (Case No. 51-160-00347-98). Claimant was separated from employment with the Company on June 26, 1998 and now seeks arbitration pursuant to an Employment Agreement dated June 1, 1996 between the Company and Claimant. Claimant alleges and seeks lost compensation and benefits due and owing to him from the Company in an amount claimed to be in excess of $400,000. The Company has responded to the claim with what the Company believes is a meritorious defense. The arbitration is in the discovery stage and the initial April 19, 1999 hearing in Chicago, Illinois is in the process of being rescheduled. The Company believes the new hearing date will be in late June 1999. At January 30, 1999, the Company recorded a provision for the estimated liability associated with the legal proceeding.

    In a related matter, the Company has filed a complaint on December 9, 1998, against James M. Beltrame in the Circuit Court of the Eighteenth Judicial Circuit in DuPage County, Wheaton, Illinois (Case No. 98L01282). The Company alleges non-payment of principal and interest due on a promissory note executed by Mr. Beltrame. The Company seeks judgment against Mr. Beltrame in the principal amount of $107,625 plus interest at a rate of 7% through June 30, 1998, and thereafter at a rate of 10%, together with costs and attorney fees. The case is in the discovery stage.

    With regard to the above-referenced matters, the Company and Mr. Beltrame are involved in settlement negotiations. If a settlement is not reached, the Company intends to vigorously defend itself against the claims made by Mr. Beltrame and also pursue its own claims against him.

    In May 1998, Wascher Corporation ("Wascher"), a franchisee of the Company, filed a Demand for Arbitration dated May 26, 1998 with the American Arbitration Association (Case No. 51-114-00227-98). Wascher alleges the following causes of action against the Company: breach of contract, breach of good faith and fair dealing, common law fraud, unfair competition, Robinson-Patman Act violation, tortuous interference of contract and violation of the Wisconsin Fair Dealership Act. Wascher alleges and seeks an award in an amount in excess of $250,000 plus costs, disbursements and attorney's fees, an award of both treble and punitive damages, and such other relief deemed just and equitable.

    The hearing dates for Wascher were originally scheduled for January 20, 21, 22 and 25, 1999. The Company and Wascher have postponed the hearing and are involved in settlement negotiations. If a settlement is not reached with Wascher, the Company intends to vigorously defend itself against the claims. Given the phase of this proceeding, the Company has determined that a reasonable assessment with respect to the financial impact, if any, cannot be made at this point in time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                              AGE      PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
----------------------------      ---      -----------------------------------------------------------------------------
Arnold M. Anderson..........          54   Chief Executive Officer, Chairman of the Board and Director since June 1998;
                                             prior thereto, Chairman of the Board and Director since May 1997; prior thereto, Chief Executive Officer, Chairman of the Board and Director since
                                             June 1995; prior thereto, Chief Executive Officer, President, Chairman of the Board and Director for the Company and its predecessor (Primus) since
                                             October 1990; prior thereto, Chairman and President of the Subsidiaries.

Gary J. Rovansek............          56   President and Chief Operating Officer for the Company since November 1998;
                                             prior thereto, President and Director of J.C. Whitney & Co. since February
                                             1994; prior thereto, President of the Horticultural Division of Foster &
                                             Gallagher, Inc. since 1993; prior thereto, President of Reliable
                                             Corporation since 1988.

Steven D. Kuptsis...........          43   Senior Vice President and Chief Administrative Officer for the Company since
                                             September 1997; prior thereto, General Manager of Chadwick-Miller, Inc.
                                             since 1996; prior thereto, Senior Vice President and Chief Operating
                                             Officer of Chadwick-Miller, Inc. since 1995; prior thereto, Vice President and Chief Financial Officer of CMI Holding Corp. since 1991.

Michael H. McKee............          45   Senior Vice President, Creative Director and Director for the Company and its
                                             predecessor since October 1990; prior thereto, Creative Director of Product
                                             Development and Advertising for the Subsidiaries.

John F. Halpin..............          45   Senior Vice President, Direct Marketing Division for the Company since
                                             September 1996; prior thereto, Vice President of Marketing for Foster &
                                             Gallagher, Inc. since January 1985.

Kenneth R. Taylor...........          47   Vice President, Operations for the Company since September 1998; prior thereto, Director of Manufacturing for the Company since May 1997; prior thereto, Director of Operations for Echo Star, Inc. since 1996; prior thereto, Director of Quality for Josten, Inc. since 1992.

Gregory J. Nowak............          38   Vice President, General Counsel and Corporate Secretary for the Company since
                                             October 1998; prior thereto, Vice President and Associate Counsel of
                                             Scudder Kemper Investments, Inc. since 1995; prior thereto, Counsel to
                                             Kemper Corporation since 1992.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock trades on the Nasdaq National Market under the symbol "SCES." The following table sets forth the high and low bid prices for the Company's common stock as reported by the Nasdaq Stock Market for the applicable periods shown.

                                                                               HIGH        LOW
                                                                             ---------  ---------
Fiscal Year Ended January 31, 1998
  First Quarter............................................................  $   7.250  $   5.750
  Second Quarter...........................................................      6.375      5.000
  Third Quarter............................................................      7.375      5.563
  Fourth Quarter...........................................................      7.750      5.750

Fiscal Year Ended January 30, 1999
  First Quarter............................................................  $   6.625  $   5.375
  Second Quarter...........................................................      5.500      3.625
  Third Quarter............................................................      4.000      1.375
  Fourth Quarter...........................................................      4.125      1.375

    As of April 13, 1999, the number of holders of record of the Company's common stock was approximately 603, and there were approximately 649 beneficial owners of the Company's common stock. As of the same date, the bid price for the Company's common stock was $2.75.

    The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain its earnings to finance future growth and therefore has no present intention of paying cash dividends on its common stock. Under the Company's current credit facility, cash dividends are prohibited.

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below is selected financial data for the Company as of and for each of the last five fiscal periods. Certain prior year amounts have been reclassified to conform with the current year presentation.

                                                        FISCAL YEAR ENDED              NINE MONTHS   FISCAL YEAR
                                             ----------------------------------------     ENDED         ENDED
                                             JANUARY 30,   JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,    APRIL 30,
                                                 1999          1998          1997          1996          1995
                                             ------------  ------------  ------------  ------------  ------------
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net product sales........................  $     52,864  $     56,821  $     56,032   $   35,484   $     42,809
  Income (loss) before income taxes........  $     (7,276) $        141  $     (2,347)  $     (688)  $     (7,745)
  Income tax expense (benefit).............  $         60  $         54  $     (2,609)  $   (1,388)  $         --
  Net income (loss)........................  $     (7,336) $         87  $        262   $      700   $     (7,745)
  Preferred stock dividends and
    accretion..............................  $         --  $       (741) $     (1,126)  $       --   $         --
  Income (loss) available to common
    stockholders...........................  $     (7,336) $       (654) $       (864)  $      700   $     (7,745)
  Earnings (loss) per share:
    Basic..................................  $      (1.08) $      (0.10) $      (0.16)  $     0.14   $      (1.60)
    Diluted................................  $      (1.08) $      (0.10) $      (0.16)  $     0.13   $      (1.60)
  Weighted-average number of common shares
    outstanding............................     6,768,929     6,283,662     5,321,179    5,144,894      4,854,004

BALANCE SHEET DATA:
  Total assets.............................  $     34,977  $     40,581  $     33,853   $   32,166   $     29,166
  Total stockholder's equity...............  $     15,373  $     22,434  $     16,408   $   13,034   $     11,623
  Long-term debt...........................  $      5,049  $      6,561  $      4,094   $    8,528   $      8,275
  Redeemable preferred stock...............  $         --  $         --  $      5,472   $       --   $         --

CASH FLOW DATA:
  Cash flow provided by (used in)
    operations.............................  $      2,712  $       (633) $     (1,088)  $      (74)  $     (5,170)

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

    Successories is a direct mail catalog company, specialty retailer and wholesaler that designs, assembles and markets a diverse range of motivational and self-improvement products, many of which are the Company's own proprietary designs. The Company's products include distinctive lines of wall decor, desktop art, books, audio tapes, personalized gifts and awards, greeting cards and mugs. In addition, the Company sells other motivational products supplied by third parties. In-house designers create proprietary art work and designs that can be used in conjunction with a wide variety of products. The Company will also customize products to fulfill customers' special needs.

    The Company's products are marketed primarily under its SUCCESSORIES and WINNERS Collection trade names through direct marketing (catalog, electronic commerce and telemarketing), retail channels (Company-owned stores), and wholesale distribution (including sales to franchisees). In October 1996, the Company acquired the stock of British Links Golf Classics, Inc., a catalog company selling golf-related gifts, art, wall decor and other collectibles. In November 1997, the Company executed a license agreement with the New York Times Company Magazine Group, Inc. to use the names GOLF DIGEST, THE GOLF COMPANY, and THE GOLF COMPANY FROM GOLF DIGEST in connection with the development of retail locations and a direct mail catalog featuring golf-related wall decor, gifts, and other collectibles.

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

    On September 3, 1998, the Company announced that it would focus its future growth on its core motivational products business and its two most profitable distribution channels: direct marketing of SUCCESSORIES products and franchised retail stores. As a result, the Company began plans, which were in progress as of January 30, 1999, to divest its golf catalog business and to convert its company-owned retail stores to franchise owner-operators.

    For the years ended January 30, 1999, January 31, 1998 and February 1, 1997, net product sales for the various distribution channels were as follows:

                                                YEAR ENDED             YEAR ENDED             YEAR ENDED
                                             JANUARY 30, 1999       JANUARY 31, 1998       FEBRUARY 1, 1997
                                           ---------------------  ---------------------  ---------------------
Direct marketing--Successories...........               49%                    42%                    45%
Direct marketing--Golf...................                6%                     6%                     3%
Retail Company-owned stores..............               31%                    31%                    34%
Wholesale................................                3%                    11%                     8%
Sales to franchisees.....................               11%                    10%                    10%

    The gross profit margins for retail sales attributable to Company-owned stores are slightly lower than for direct marketing due to more non-proprietary products being sold in the retail stores. The gross profit margin for wholesale distribution sales, including sales to franchisees, is lower than other channels since these sales are generally made at a significant discount from retail price.

    RESULTS OF OPERATIONS

    The following tables sets forth the results of operations for the last three fiscal years and the change from the previous year, as taken from the Company's consolidated statements of operations. The Company's fiscal year 1998 consisted of the 52 weeks ended January 30, 1999. The Company's fiscal year 1997 consisted of the 52 weeks ended January 31, 1998. The Company's fiscal year 1996 consisted of the 52 weeks ended February 1, 1997.

                                                      (DOLLARS IN THOUSANDS)

                                                        FISCAL YEARS ENDED              INCREASE (DECREASE)
                                            ------------------------------------------  --------------------
                                              JANUARY 30, 1999      JANUARY 31, 1998
                                            --------------------  --------------------
                                             AMOUNT        %       AMOUNT        %       AMOUNT        %
                                            ---------  ---------  ---------  ---------  ---------  ---------
Net product sales.........................  $  52,864      100.0  $  56,821      100.0  $  (3,957)      (7.0)
Cost of goods sold........................     24,728       46.8     25,542       45.0       (814)      (3.2)
                                            ---------  ---------  ---------  ---------  ---------
Gross profit on product sales.............     28,136       53.2     31,279       55.0     (3,143)     (10.0)
Fees, royalties and other income..........      1,624        3.1      1,824        3.2       (200)     (11.0)
                                            ---------  ---------  ---------  ---------  ---------
Gross margin..............................     29,760       56.3     33,103       58.2     (3,343)     (10.1)
Operating expenses........................     34,235       64.8     31,089       54.7      3,146       10.1
Asset impairment charge...................      1,302        2.5         --         --      1,302        N/A
                                            ---------  ---------  ---------  ---------  ---------
Income (loss) from operations.............     (5,777)     (11.0)     2,014        3.5     (7,791)    (386.8)
Interest and other expenses...............     (1,499)      (2.8)    (1,873)      (3.2)      (374)     (20.0)
                                            ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes.........     (7,276)     (13.8)       141        0.3     (7,417)  (5,260.3)
Income tax expense........................        (60)      (0.1)       (54)      (0.1)         6       11.1
                                            ---------  ---------  ---------  ---------  ---------
Net income (loss).........................  $  (7,336)     (13.9) $      87        0.2  $  (7,423)  (8,532.2)
                                            ---------  ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------  ---------

                                                        FISCAL YEARS ENDED              INCREASE (DECREASE)
                                            ------------------------------------------  --------------------
                                              JANUARY 31, 1998      FEBRUARY 1, 1997
                                            --------------------  --------------------
                                             AMOUNT        %       AMOUNT        %       AMOUNT        %
                                            ---------  ---------  ---------  ---------  ---------  ---------
Net product sales.........................  $  56,821      100.0  $  56,032      100.0  $     789        1.4
Cost of goods sold........................     25,542       45.0     23,557       42.0      1,985        8.4
                                            ---------  ---------  ---------  ---------  ---------
Gross profit on product sales.............     31,279       55.0     32,475       58.0     (1,196)      (3.7)
Fees, royalties and other income..........      1,824        3.2      1,280        2.2        544       42.5
                                            ---------  ---------  ---------  ---------  ---------
Gross margin..............................     33,103       58.2     33,755       60.2       (652)      (1.9)
Operating expenses........................     31,089       54.7     31,751       56.7       (662)      (2.1)
Asset impairment charge...................         --         --      1,398        2.5     (1,398)       N/A
Special charge............................         --         --      1,303        2.3     (1,303)       N/A
                                            ---------  ---------  ---------  ---------  ---------
Income (loss) from operations.............      2,014        3.5       (697)      (1.3)     2,711      389.0
Interest and other expenses...............     (1,873)      (3.2)    (1,650)      (2.9)       223       13.5
                                            ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes.........        141        0.3     (2,347)      (4.2)     2,488      106.0
Income tax (expense) benefit..............        (54)      (0.1)     2,609        4.7     (2,663)    (102.1)
                                            ---------  ---------  ---------  ---------  ---------
Net income................................  $      87        0.2  $     262        0.5  $    (175)     (66.8)
                                            ---------  ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------  ---------

    YEAR ENDED JANUARY 30, 1999 (FISCAL 1998), COMPARED TO YEAR ENDED JANUARY
     31, 1998
     (FISCAL 1997)

    Net product sales were $52,864,000 for the year ended January 30, 1999, compared to $56,821,000 for the corresponding year ended January 31, 1998. The $3,957,000, or 7.0% decrease in sales was comprised of wholesale sales of $4,361,000, or 70.6%, retail Company-owned store sales of $1,425,000, or 8.0%, franchise sales of $94,000, or 1.7%, and direct marketing-golf sales of $58,000, or 1.7%, offset by increase in direct marketing-Successories sales of $1,981,000, or 8.3%.

    The 8.3% increase in direct marketing-Successories sales was attributable to improved response rates and marketing strategies associated with the Company's core customer lists. In 1998, the Company began to increase its direct marketing customer base through prospective catalog mailings which also contributed to the sales increase. Retail Company-owned store sales decreased by 8.0% due to fewer stores in operation in the current year, offset by an increase in same-store sales of 3.3% as compared to the same twelve months in the prior year. Wholesale sales decreased by 70.6% primarily due to discontinuing the alliance with Waldenbooks.

    Gross margin, as a percent of net product sales, was 56.3% for fiscal 1998, compared to 58.2% for fiscal 1997. The decrease in gross margin in fiscal 1998 was due to planned product promotions pursuant to market testing in the direct marketing and retail distribution channels, offset partially by an increase in overall gross margin due to a decrease in wholesale sales that have a lower gross margin.

    Operating expenses were $34,235,000 for fiscal 1998, compared to $31,089,000 for fiscal 1997. Operating expenses for fiscal 1998 included additional charges of $1,108,000, which were comprised of costs associated with reduction of corporate personnel of $350,000, provision for bad debt relating to receivables from the Company's Australian licensee of $400,000, retail store-related expenses of $283,000, and expected real estate costs for the closing of the Canadian office of $75,000. Advertising expense increased to $9,561,000 for fiscal 1998 as compared to $9,097,000 for fiscal 1997. Also, depreciation and amortization expense increased to $2,913,000 for fiscal 1998 as compared to $2,516,000 for fiscal 1997. Additional factors contributing to the increase include start-up expenses for European and golf markets, expenses related to post-installation improvements in the Company's new information systems and expansion of the merchandising and product development departments.

    During fiscal 1998, the Company recorded an asset impairment charge of $1,302,000 related to goodwill associated with British Links Golf Classics, Inc.

    Interest expense was $1,359,000 for fiscal 1998, compared to $1,561,000 for fiscal 1997. Included in interest is the amortization of the debt discount. This non-cash interest amounted to $114,000 and $567,000 for fiscal 1998 and 1997, respectively.

    The net loss of $7,336,000 for fiscal 1998 was less than the net income of $87,000 for fiscal 1997, primarily due to lower wholesale distribution sales, lower gross margin, additional operating expenses and an asset impairment charge in fiscal 1998.

    YEAR ENDED JANUARY 31, 1998 (FISCAL 1997), COMPARED TO YEAR ENDED FEBRUARY
     1, 1997
     (FISCAL 1996)

    Net product sales were $56,821,000 for the year ended January 31, 1998, compared to $56,032,000 for the corresponding year ended February 1, 1997. The $789,000, or 1.4%, increase in sales was comprised of direct marketing-golf sales of $1,823,000, or 113.4%, wholesale sales of $1,440,000, or 30.4%, and franchise sales of $193,000, or 3.5%, offset by decrease in direct marketing-Successories sales of $1,470,000, or 5.8%, and retail Company-owned store sales of $1,197,000, or 6.3%.

    The decrease in direct marketing-Successories sales was due to planned reduction in catalog mailings for fiscal 1997. In fiscal 1996 the direct marketing-golf channel was in operation for a partial year only, whereas, in fiscal 1997 it was in operation for the full year. Retail Company-owned store sales decreased by 6.3% due to fewer stores in operation in the current year, offset by an increase in same-store sales of 6.7% as compared to the same twelve months in the prior year. Wholesale sales increased by 30.4% due to business from several major accounts.

    Gross margin, as a percent of net product sales, was 58.2% for fiscal 1997, compared to 60.2% for fiscal 1996. The decrease in overall gross margin in fiscal 1997 is primarily due to an increase in wholesale business which has a lower gross margin.

    Operating expenses decreased $662,000 from fiscal 1996 to fiscal 1997. The reduction primarily resulted from management's ongoing cost containment and asset enhancement efforts. During fiscal 1997, the Company relocated its multiple manufacturing/distribution facilities to a new single facility. Advertising, which represented 29.3% of operating expenses for fiscal 1997, decreased $1,965,000 as a result of fewer, but more effective catalog mailings. The Company had a provision for doubtful accounts of $425,000 for fiscal 1997, compared to $246,000 for fiscal 1996. Included in the fiscal 1997 provision was a $305,000 receivable due from Talking Frames Corporation. This receivable arose from a 1995 transaction, whereby Talking Frames Corporation had an obligation to repurchase all of the convertible preferred stock held by the Company for $305,000. In January 1998, Talking Frames Corporation discontinued its operations and was dissolved.

    In fiscal 1996, the Company recorded an asset impairment charge of $1,398,000 related to net book value of property and equipment related to underperforming Company-owned stores that were planned to be closed and order entry computer system anticipated to be replaced in 1997. Also, during fiscal 1996, the Company recorded a special charge of $1,303,000 which was comprised of: a) $721,000 for reserve for certain costs associated with the relocation of the Company's corporate office and manufacturing/ warehouse facilities to a new facility; and b) $582,000 for reserve for costs associated with a plan to close certain Company-owned stores that were underperforming. In fiscal 1997, the Company decided not to close two of the aforementioned Company-owned stores, and accordingly, reduced the related reserve by $227,000.

    Interest expense increased $70,000 to $1,561,000 for fiscal 1997. Included in interest for fiscal 1997 and 1996 was the amortization of the debt discount associated with the value of stock options and warrants issued to certain lenders. This non-cash interest amounted to $567,000 and $308,000 for fiscal 1997 and 1996, respectively.

    Income taxes were $54,000 for fiscal 1997, compared to a $2,609,000 tax benefit for fiscal 1996. The fiscal 1996 tax benefit primarily relates to the recognition of a portion of the net deferred tax asset. In prior years a valuation allowance was established against the net deferred tax asset due to the uncertainty as to whether the Company would realize the net operating loss
(NOL) carryforwards. During fiscal 1996, the valuation allowance associated with the net deferred tax asset was reduced by $2,635,000 to zero.

    The Company reported net income of $87,000 and $262,000 for fiscal 1997 and 1996, respectively. The decrease in net income can be attributed to lower gross margin and tax benefit recorded in fiscal 1996, offset by decrease in operating expenses, asset impairment charge and special charge recorded in fiscal 1996.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit loan, to fund its cash requirements.

    Operating activities provided cash of $2,712,000 for the year ended January 30, 1999 (fiscal 1998), and used cash of $633,000 and $1,088,000 for the corresponding years ended January 31, 1998 (fiscal 1997) and February 1, 1997 (fiscal 1996), respectively. The improvement in the cash flows from operating activities was primarily attributable to a decrease in accounts and notes receivable, and an increase in accounts payable and accrued liabilities, offset by the net loss. The decrease in accounts and notes receivable in fiscal 1998 was primarily due to improved collections in accounts receivable after a delay in billings in the fourth quarter of fiscal 1997 due to a system conversion.

    Investing activities used cash of $2,078,000 for fiscal 1998, compared to $4,221,000 for fiscal 1997, and $1,125,000 for fiscal 1996. Capital expenditures were the principal use of cash. For these three fiscal years, the Company expended funds to open new Company-owned stores, and upgrade its manufacturing/ warehouse and computer equipment. The Company installed new point-of-sale computer systems in all of its retail locations in fiscal 1998. The new systems cost approximately $500,000. Additionally, the Company opened seven Company-owned retail stores in fiscal 1998. The Company's credit facility limited capital expenditures to $2 million for fiscal 1998 and $1 million for each fiscal year thereafter. The capital expenditures in fiscal 1998 exceeded the above mentioned credit facility limit and the Company obtained a waiver from the bank.

    Financing activities used cash of $770,000 for fiscal 1998, and provided cash of $5,432,000 and $2,156,000 for fiscal 1997 and fiscal 1996, respectively. Scheduled debt repayments were the principal use of cash in fiscal 1998. On June 20, 1997 the Company entered into a new credit facility with a bank. Borrowings on the new facility were the principal financing source of cash in fiscal 1997. A portion of the funds from the new credit facility were used to payoff existing debt and redeem a portion of the Series B convertible preferred stock in 1997. In fiscal 1996, the Company generated cash primarily from the issuance of Series A and B cumulative convertible preferred stock and a portion of the funds were used to payoff existing debt.

    On June 20, 1997, the Company entered into a credit facility agreement with a bank. Per the agreement, as amended most recently on April 28, 1999, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000 and for each succeeding July 1 through December 31; the maximum borrowings at all other times are $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 50% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. At January 30, 1999, the interest rates on the term loan and revolving credit loan were 9.00% and 8.50%, respectively; at January 31, 1998, the interest rates on the term loan and revolving credit loan were 9.75% and 9.25%, respectively. The term loan is payable in quarterly installments of $125,000 through June 1, 1998, $312,500 from September 1, 1998 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined. As of January 30, 1999, available borrowings on the revolving credit loan were $1,126,000. On June 20, 1997, warrants to purchase 150,000 shares of the Company's common stock were issued to the bank as part of this agreement. Initially these warrants had exercise prices ranging from $6.19 to $9.73 and expiration dates in June, 2001; however, the exercise prices were subsequently adjusted to $2.00 and the expiration dates were extended to June, 2005.

    In July 1997, the agreement for the credit facility was amended to include an additional $500,000 fixed rate loan for the purpose of redeeming a portion of the Series B cumulative convertible preferred stock. The loan bears interest at 12% and is due in June 2003. Warrants to purchase an additional 72,464 shares were issued to the bank in connection with this amendment and initially had an exercise price of $6.90 and an expiration date of July, 2003; however, the exercise price was subsequently adjusted to $2.00 and the expiration date was extended to July, 2005.

    On April 28, 1999, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA"), interest coverage ratio, fixed charge coverage, debt to EBITDA ratio, and capital expenditure limitation covenants for the year ended January 31, 1999, and adjust certain other covenants prospectively. The amended agreement requires that (i) adjusted EBITDA, as defined, which is based on a rolling four quarter period, may not be less than a loss of $1,565,000 for the four quarters ended May 1, 1999, and increases each subsequent quarter to $6.8 million for the four quarters ended October 31, 2000 and for each quarter thereafter; (ii) the interest coverage ratio, as defined, may not be less than 0.75 to 1.0 at October 30, 1999, and increases each subsequent quarter to 5.0 to 1.0 for the quarter ended April 30, 2000 and for each quarter thereafter; (iii) the fixed charge coverage ratio, as defined, may not be less than 2.6 to 1.0 at January 29, 2000, and 1.5 to 1.0 thereafter; and (iv) the debt to EBITDA ratio, as defined, may not be greater than 3.0 to 1.0 at January 29, 2000 and thereafter. Also, in certain cases where prepayments on the loans are made in connection with equity offerings, the amendment provides that certain quarterly installments on the term loan will be deferred and certain limits on borrowings relating to eligible inventory under the revolving credit loan will be increased.

    In conjunction with the April 28, 1999 amendment, warrants to purchase an additional 300,000 shares were issued to the bank at an exercise price of $2.50 that expire in July, 2005, the expiration dates of the 150,000 warrants previously issued to the bank on June 20, 1997 were extended an additional two years to June, 2005, and the Company paid the bank a fee equal to 0.5% of the aggregate commitments under the facility, or approximately $73,000.

    The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends.

    On May 14, 1998, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants for the year ended January 31, 1998, and adjust certain other covenants. The amended agreement required that (i) EBITDA, which is based on a rolling four quarter period, may not be less than $4 million for the four quarters ended May 2, 1998, and increases each subsequent quarter to $6.8 million for the four quarters ended February 3, 2001 and each quarter thereafter and (ii) the interest coverage ratio, as defined, not be less than 3.0 to 1.0 from May 2, 1998 through October 31, 1998, 4.0 to 1.0 at January 30, 1999, 4.5 to 1.0 at May 1, 1999 and July 31, 1999, and 5.0 to 1.0 thereafter. In addition, on September 1, 1998, the agreement was again amended to waive the EBITDA covenant, the interest charge coverage ratio and other related covenants for the second quarter of fiscal 1998 provided that EBITDA for the third quarter of fiscal 1998 was not less than $1.6 million. On December 11, 1998, the Company obtained a waiver from the bank for the EBITDA and interest coverage covenants for the third quarter of fiscal 1998.

    In conjunction with the May 14, 1998 amendment, the exercise prices of the warrants to purchase 222,464 shares of common stock previously issued to the bank were reduced to $5.85 and their expiration dates were extended for one year. In conjunction with the September 1, 1998 amendment, the exercise prices of these warrants were reduced to $3.00 and their expiration dates were extended for another year. In conjunction with the waiver obtained on December 11, 1998, the exercise prices of these warrants were reduced to $2.00.

    At January 30, 1999, available borrowings on the revolving credit loan were $1,126,000. The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs, fund debt service and anticipated capital expenditures for the next year.

    YEAR 2000 COMPLIANCE

    Many computer systems in use today were designed and developed using two digits, rather than four, to specify years. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company has conducted a review of its information technology ("IT") to identify those areas that could be affected by the Year 2000 issue. The Company has developed a comprehensive risk-based plan. The plan addresses IT and non-IT systems and products, as well as dependencies on those with whom the Company does significant business.

    The following table reflects the methodology and the completion status of each phase as it applies to the key IT and non-IT systems and products:

                                                    PREPARATION   SURVEYING       PLANNING       IMPLEMENTATION
                                                    -----------  -----------  ----------------  ----------------
FINANCIAL AND INVENTORY SYSTEMS...................  Complete     Complete         Complete      Est. Q2 - 1999
ORDER ENTRY AND FULFILLMENT.......................  Complete     Complete         Complete      Est. Q2 - 1999
TELECOMMUNICATIONS................................  Complete     Complete         Complete          Complete
LAN/WAN...........................................  Complete     Complete     Est. Q2 - 1999    Est. Q3 - 1999
ANCILLARY SOFTWARE................................  Complete     Complete     Est. Q2 - 1999    Est. Q2 - 1999
PC SOFTWARE (NON-FINANCIAL).......................  Complete     Complete     Est. Q2 - 1999    Est. Q3 - 1999
MANUFACTURING EQUIPMENT...........................  Complete     Complete     Est. Q2 - 1999    Est. Q3 - 1999
THIRD PARTY VENDORS...............................  Complete     Complete     Est. Q2 - 1999    Est. Q3 - 1999

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

    The Company presently believes, with the modifications made to existing software, the Year 2000 problem will not pose significant operational risk. While the Company cannot accurately predict a "worst case scenario" with regard to its Year 2000 issues, the failure by the Company and/or vendors to complete Year 2000 compliance work in a timely manner could have a materially adverse effect on the Company's operations. The Company is in the process of assessing these risks and uncertainties and finalizing appropriate contingency plans and procedures in an attempt to minimize the effects of such a scenario. The cost of addressing potential Year 2000 problems are not currently expected to have a material impact on the Company's consolidated financial position or results of operations, and the Company expects to incur approximately $250,000 or less in related capital expenditures in fiscal 1999.

    SEASONALITY

    The Company generally experiences peak sales in the fourth quarter of its fiscal year (November through January) due to the holiday season, and its lowest sales levels in its first and second fiscal quarters

(February through July). The effects of seasonality are greater in the Company's retail operations than in its direct marketing operations. Most operating expenses are incurred evenly throughout the year, although some selling and administrative expenses are variable with sales, and direct marketing catalog advertising expenses as a percentage of sales are higher in the first calendar quarter. The Company's quarterly operating results may also vary depending upon such factors as the opening of new stores, converting Company-owned to franchise stores, new catalog mailings, and the timing of new product introductions and promotions by the Company. The Company's cash requirements generally reach a seasonal peak in the fall to finance increased inventory levels needed to meet third and fourth quarter sales demand.

    INFLATION

    The Company does not believe that inflation has had a material impact on its operations.

    DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the management team, management's long-term performance goals, plans to divest the Company's golf catalog business and convert retail locations to franchised stores, programs to reduce the Company's costs and enhance asset utilization, efficiencies realized from new systems, the Company's generation of funds sufficient to meet its current operating needs and to fund anticipated capital expenditures, realization of deferred tax assets, costs associated with potential year 2000 problems, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the above will be included under the caption, "Election of Directors," in the Company's definitive proxy statement for its 1999 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 30, 1999, and is incorporated herein by reference. Information regarding executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K, and Instruction 3, Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding the above will be included under the caption, "Compensation and Other Transactions with Management," in the Company's definitive proxy statement for its 1999 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 30, 1999, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding the above will be included under the caption, "Security Ownership," in the Company's definitive proxy statement for its 1999 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 30, 1999, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding the above will be included under the caption, "Compensation and Other Transactions with Management," in the Company's definitive proxy statement for its 1999 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 30, 1999, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1.  See Index to Financial Statements and Financial Statement Schedules.

       2.  See Index to Financial Statements and Financial Statement Schedules.

       3.  See Index to Exhibits immediately following the Signatures page.

    (b) There were no reports on Form 8-K filed during the quarter ended January 30, 1999.

    (c) See Index to Exhibits immediately following the Signatures page.

    (d) See Index to Financial Statements and Financial Statement Schedules.

ITEM 14(a). INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                    PAGE
                                                                                                                  ---------
(1)        Financial Statements:

           Reports of Independent Accountants...................................................................        F-2
           Consolidated Balance Sheets..........................................................................        F-3
           Consolidated Statements of Operations................................................................        F-4
           Consolidated Statements of Stockholders' Equity......................................................        F-5
           Consolidated Statements of Cash Flows................................................................        F-6
           Notes to Consolidated Financial Statements...........................................................        F-7

(2)        Financial Statement Schedule:

           Schedule II--Valuation and Qualifying Accounts.......................................................       F-28

    All other schedules called for under Regulation S-X are not submitted because they are not applicable, or not required, or because the required information is not material or is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and the Stockholders of
Successories, Inc.

    We have audited the accompanying consolidated balance sheets of Successories, Inc. (an Illinois corporation) and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 30, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Successories, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule on Page F-28 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Chicago, Illinois
March 19, 1999
(except with respect to the matters discussed in Note 7, as to which the date is April 28, 1999)

                               SUCCESSORIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                      JANUARY 30,    JANUARY 31,
                                                                                         1999           1998
                                                                                     -------------  -------------
                                                     ASSETS

Current assets:
  Cash and cash equivalents........................................................  $   1,615,000  $   1,751,000
  Accounts and notes receivable, net...............................................      3,706,000      7,330,000
  Inventories, net.................................................................     10,618,000      9,749,000
  Prepaid catalog expenses.........................................................      1,067,000      1,439,000
  Other prepaid expenses...........................................................      1,011,000      1,307,000
                                                                                     -------------  -------------
Total current assets...............................................................     18,017,000     21,576,000

Property and equipment, net........................................................      9,899,000     10,292,000
Notes receivable...................................................................        297,000        292,000
Deferred financing costs, net......................................................        400,000        482,000
Intangible and other assets, net...................................................        888,000      2,600,000
Deferred income taxes..............................................................      5,476,000      5,339,000
                                                                                     -------------  -------------
TOTAL ASSETS.......................................................................  $  34,977,000  $  40,581,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt................................................  $   6,035,000  $   5,445,000
  Accounts payable.................................................................      6,447,000      4,629,000
  Accrued expenses.................................................................      2,022,000      1,160,000
                                                                                     -------------  -------------
Total current liabilities..........................................................     14,504,000     11,234,000

Long-term debt.....................................................................      5,049,000      6,561,000
                                                                                     -------------  -------------
Total liabilities..................................................................     19,553,000     17,795,000
                                                                                     -------------  -------------
Minority interests in subsidiaries.................................................         51,000        352,000
                                                                                     -------------  -------------

Stockholders' equity:
  Common stock, $.01 par value; 20,000,000 shares authorized; 6,913,293 and
    6,758,577 shares issued and outstanding, respectively..........................         69,000         68,000
  Common stock warrants............................................................      1,788,000      1,584,000
  Notes receivable from stockholders...............................................       (273,000)      (273,000)
  Additional paid-in capital.......................................................     26,188,000     26,127,000
  Accumulated deficit..............................................................    (12,335,000)    (4,999,000)
  Accumulated other comprehensive loss.............................................        (64,000)       (73,000)
                                                                                     -------------  -------------
Total stockholders' equity.........................................................     15,373,000     22,434,000
                                                                                     -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................................  $  34,977,000  $  40,581,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

      The accompanying notes are an integral part of these balance sheets.

                               SUCCESSORIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                 JANUARY 30,      JANUARY 31,      FEBRUARY 1,
                                                                    1999             1998             1997
                                                               ---------------  ---------------  ---------------
Net product sales............................................   $  52,864,000    $  56,821,000    $  56,032,000
Cost of goods sold...........................................      24,728,000       25,542,000       23,557,000
                                                               ---------------  ---------------  ---------------
Gross profit on product sales................................      28,136,000       31,279,000       32,475,000
Fees, royalties and other income.............................       1,624,000        1,824,000        1,280,000
                                                               ---------------  ---------------  ---------------
Gross margin.................................................      29,760,000       33,103,000       33,755,000
Operating expenses...........................................      34,235,000       31,089,000       31,751,000
Asset impairment charge......................................       1,302,000               --        1,398,000
Special charge...............................................              --               --        1,303,000
                                                               ---------------  ---------------  ---------------
Income (loss) from operations................................      (5,777,000)       2,014,000         (697,000)
                                                               ---------------  ---------------  ---------------
Other income (expense):
  Minority interests in subsidiaries.........................        (100,000)        (269,000)        (184,000)
  Interest income............................................          35,000           31,000           19,000
  Interest expense...........................................      (1,359,000)      (1,561,000)      (1,491,000)
  Other......................................................         (75,000)         (74,000)           6,000
                                                               ---------------  ---------------  ---------------
Total other expense..........................................      (1,499,000)      (1,873,000)      (1,650,000)
                                                               ---------------  ---------------  ---------------
Income (loss) before income taxes............................      (7,276,000)         141,000       (2,347,000)
Income tax benefit (expense).................................         (60,000)         (54,000)       2,609,000
                                                               ---------------  ---------------  ---------------
Net income (loss)............................................   $  (7,336,000)   $      87,000    $     262,000
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------
Foreign currency translation adjustment......................           9,000          (37,000)         172,000
                                                               ---------------  ---------------  ---------------
Comprehensive income (loss)..................................   $  (7,327,000)   $      50,000    $     434,000
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------

Loss per share:
  Basic and Diluted..........................................   $       (1.08)   $        (.10)   $        (.16)
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------

        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    NOTES       ACCUMULATED
                                    COMMON STOCK       ADDITIONAL                 RECEIVABLE       OTHER        COMMON
                               ----------------------   PAID-IN    ACCUMULATED       FROM      COMPREHENSIVE     STOCK
                                SHARES      AMOUNT      CAPITAL      DEFICIT     STOCKHOLDERS       LOSS       WARRANTS
                               ---------  -----------  ----------  ------------  ------------  --------------  ---------
Balance at February 3,
  1996.......................  5,208,895   $  52,000   $16,301,000  $(3,481,000)          --     $ (208,000)   $ 370,000
Net income...................         --          --           --      262,000            --             --           --
Foreign currency translation
  adjustment.................         --          --           --           --            --        172,000           --
Preferred stock transactions:
  Preferred stock
    dividends................         --          --           --      (33,000)           --             --           --
  Accretion of preferred
    stock discount...........         --          --           --   (1,093,000)           --             --           --
Common stock transactions:
  British Links
    acquisition..............     91,324       1,000      499,000           --            --             --           --
  Sales of common shares.....     65,079       1,000      313,000           --            --             --           --
Conversion of Series A
  preferred stock............    300,661       3,000    1,997,000           --            --             --           --
Tax benefit of stock options
  exercised..................         --          --    1,050,000           --            --             --           --
Exercise of stock options....     37,500          --      202,000           --            --             --           --
                               ---------  -----------  ----------  ------------  ------------  --------------  ---------

Balance at February 1,
  1997.......................  5,703,459   $  57,000   $20,362,000  $(4,345,000)          --     $  (36,000)   $ 370,000

Net income...................         --          --           --       87,000            --             --           --
Foreign currency translation
  adjustment.................         --          --           --           --            --        (37,000)          --
Issuance of warrants.........         --          --           --           --            --             --    1,214,000
Notes receivable.............         --          --           --           --      (273,000)            --           --
Preferred stock transactions:
  Preferred stock
    dividends................         --          --           --     (153,000)           --             --           --
  Accretion of preferred
    stock discount...........         --          --     (588,000)    (588,000)           --             --     (588,000)
Common stock transactions:
  Sales of common shares.....     44,451       1,000      215,000           --            --             --           --
Conversion of Series B
  preferred stock............  1,010,667      10,000    5,550,000           --            --             --           --
                               ---------  -----------  ----------  ------------  ------------  --------------  ---------

Balance at January 31,
  1998.......................  6,758,577   $  68,000   $26,127,000  $(4,999,000)  $ (273,000)    $  (73,000)   $1,584,000

Net loss.....................         --          --           --   (7,336,000)           --             --           --
Foreign currency translation
  adjustment.................         --          --           --           --            --          9,000           --
Stock warrants...............         --          --           --           --            --             --      204,000
Common stock transactions:
  Sales of common shares and
    exercise of stock
    options..................    154,716       1,000       61,000           --            --             --           --
                               ---------  -----------  ----------  ------------  ------------  --------------  ---------

Balance at January 30,
  1999.......................  6,913,293   $  69,000   $26,188,000 ($12,335,000)  $ (273,000)    $  (64,000)   $1,788,000
                               ---------  -----------  ----------  ------------  ------------  --------------  ---------
                               ---------  -----------  ----------  ------------  ------------  --------------  ---------


                                  TOTAL
                               STOCKHOLDERS'
                                  EQUITY
                               ------------
Balance at February 3,
  1996.......................   $13,034,000
Net income...................      262,000
Foreign currency translation
  adjustment.................      172,000
Preferred stock transactions:
  Preferred stock
    dividends................      (33,000)
  Accretion of preferred
    stock discount...........   (1,093,000)
Common stock transactions:
  British Links
    acquisition..............      500,000
  Sales of common shares.....      314,000
Conversion of Series A
  preferred stock............    2,000,000
Tax benefit of stock options
  exercised..................    1,050,000
Exercise of stock options....      202,000
                               ------------
Balance at February 1,
  1997.......................   $16,408,000
Net income...................       87,000
Foreign currency translation
  adjustment.................      (37,000)
Issuance of warrants.........    1,214,000
Notes receivable.............     (273,000)
Preferred stock transactions:
  Preferred stock
    dividends................     (153,000)
  Accretion of preferred
    stock discount...........     (588,000)
Common stock transactions:
  Sales of common shares.....      216,000
Conversion of Series B
  preferred stock............    5,560,000
                               ------------
Balance at January 31,
  1998.......................   $22,434,000
Net loss.....................   (7,336,000)
Foreign currency translation
  adjustment.................        9,000
Stock warrants...............      204,000
Common stock transactions:
  Sales of common shares and
    exercise of stock
    options..................       62,000
                               ------------
Balance at January 30,
  1999.......................   $15,373,000
                               ------------
                               ------------

        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                 JANUARY 30,      JANUARY 31,      FEBRUARY 1,
                                                                    1999             1998             1997
                                                               ---------------  ---------------  ---------------
Cash flows from operating activities:
  Net income (loss)..........................................    $(7,336,000)     $    87,000      $   262,000
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization............................      2,913,000        2,516,000        2,129,000
    Deferred income tax benefit..............................       (137,000)         (49,000)      (2,656,000)
    Amortization of debt discount............................        114,000          567,000          308,000
    Asset impairment charge..................................      1,302,000               --        1,398,000
    Loss on disposal of property and equipment...............         69,000               --               --
                                                               ---------------  ---------------  ---------------
                                                                  (3,075,000)       3,121,000        1,441,000
  Changes in operating assets and liabilities:
    Accounts and notes receivable............................      4,013,000       (3,173,000)        (853,000)
    Inventories..............................................       (869,000)        (779,000)         428,000
    Prepaid catalog expenses.................................        372,000          567,000        1,844,000
    Other prepaid expenses...................................       (142,000)        (473,000)        (113,000)
    Deferred financing costs.................................         82,000         (482,000)              --
    Accounts payable.........................................      1,818,000        1,138,000       (3,444,000)
    Reserve for stores to be closed..........................             --         (245,000)         420,000
    Reserve for relocation-related expenses..................             --         (497,000)         497,000
    Accrued expenses.........................................        731,000          397,000          381,000
    Minority interest........................................       (301,000)        (157,000)         (74,000)
    Other....................................................         83,000          (50,000)      (1,615,000)
                                                               ---------------  ---------------  ---------------
Net cash provided by (used in) operating activities..........      2,712,000         (633,000)      (1,088,000)
                                                               ---------------  ---------------  ---------------
Cash flows from investing activities:
  Proceeds from sale of property and equipment...............         35,000               --               --
  Proceeds from notes receivable issued in connection with
    sale of property and equipment...........................         85,000               --               --
  Net cash paid for acquisitions.............................             --          (50,000)        (360,000)
  Purchases of property and equipment........................     (2,198,000)      (4,171,000)        (765,000)
                                                               ---------------  ---------------  ---------------
  Net cash used in investing activities......................     (2,078,000)      (4,221,000)      (1,125,000)
                                                               ---------------  ---------------  ---------------
Cash flows from financing activities:
  Proceeds from issuing common stock.........................         62,000          216,000          314,000
  Proceeds from issuing Series A and B preferred stock,
    net......................................................             --               --        6,382,000
  Proceeds from exercise of stock options and warrants.......             --               --          202,000
  Preferred stock dividends..................................             --         (153,000)         (33,000)
  Redemption of Series B preferred stock.....................             --         (500,000)              --
  Notes receivable from officers.............................             --         (273,000)              --
  Net borrowings on revolving credit loan....................        427,000        4,447,000               --
  Proceeds from long-term debt...............................             --        8,981,000        2,500,000
  Repayments of long-term debt...............................     (1,259,000)      (7,286,000)      (7,209,000)
                                                               ---------------  ---------------  ---------------
Net cash provided by (used in) financing activities..........       (770,000)       5,432,000        2,156,000
                                                               ---------------  ---------------  ---------------
Net increase (decrease) in cash..............................       (136,000)         578,000          (57,000)
Cash and cash equivalents, beginning of period...............      1,751,000        1,173,000        1,230,000
                                                               ---------------  ---------------  ---------------
Cash and cash equivalents, end of period.....................    $ 1,615,000      $ 1,751,000      $ 1,173,000
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------

        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

    Successories, Inc. (formerly Celex Group, Inc.) and its subsidiaries (collectively the "Company") design, manufacture and market proprietary and licensed products for business, personal motivation and for golf enthusiasts. The Company considers itself a single line of business with products that are marketed primarily under the SUCCESSORIES, WINNERS Collection, BRITISH LINKS and THE GOLF COMPANY FROM GOLF DIGEST trade names through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores) and wholesale distribution (including sales to franchisees) channels. The Company operates a chain of Successories retail stores located primarily in the United States. The Company also operates a franchising program whereby it sells franchises to market the Company's products under the SUCCESSORIES trademark.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR END

    The Company's fiscal year ends on the Saturday closest to January 31.

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

PREPAID CATALOG EXPENSES

    Prepaid catalog expenses consist primarily of mail order catalogs for the Company's products. The cost of such direct response advertising is charged to expense over the period that the related catalog sales

                               SUCCESSORIES, INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) are expected, not to exceed twelve months. The amortization period is based upon the Company's historical patterns of catalog response. All other advertising costs are expensed as incurred.

    Advertising expense was $9,561,000, $9,097,000, and $11,062,000 for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets, ranging from 5 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful life of the improvement or the term of the lease. Major renewals and betterments are capitalized and maintenance and repair costs are charged to expense as incurred.

    Depreciation expense was $2,139,000, $1,923,000, and $1,751,000 for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively, which is included in cost of goods sold and operating expenses in the accompanying consolidated statements of operations.

DEFERRED FINANCING COSTS

    Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related debt. Amortization expense was $82,000 and $44,000 for the years ended January 30, 1999 and January 31, 1998, respectively, which is included in interest expense in the accompanying consolidated statements of operations. Accumulated amortization was $126,000 and $44,000 as of January 30, 1999 and January 31, 1998, respectively.

SOFTWARE DEVELOPMENT

    The Company directly expenses all costs incurred in the development of software for internal use.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company plans to adopt SOP 98-1 for the year ending January 29, 2000 and has not yet quantified the potential impact of this SOP on the Company's results of operations.

INTANGIBLE ASSETS

    Intangible assets consist of distribution rights and goodwill. Such assets are being amortized on a straight-line basis. Distribution rights are being amortized over a period of 5 years. Goodwill, which represents the cost of purchased businesses in excess of the fair value of net assets acquired, is amortized over 40 years. The Company reviews the realizability of the intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, see Note 8. Accumulated amortization amounted to $1,706,000 and $1,310,000 at January 30, 1999 and January 31, 1998,
respectively.

                               SUCCESSORIES, INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTS PAYABLE

    Checks outstanding of approximately $417,000 and $871,000, are included in accounts payable as of January 30, 1999 and January 31, 1998, respectively.

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

STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

    In October 1995 Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based compensation" was issued, which established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

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

COMPREHENSIVE INCOME

    Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption had no impact on the Company's net income or stockholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

                               SUCCESSORIES, INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION

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

NOTE 3. RISKS AND UNCERTAINTIES

ABSENCE OF OPERATING PROFITS

    The Company has incurred a loss from operations in two of the past three years, and has an accumulated deficit of $12,335,000 as of January 30, 1999. While management does not expect to incur an operating loss in future years, its ability to achieve profitability will depend on many factors including the Company's ability to develop, manufacture, introduce and market commercially acceptable products while controlling operating costs.

    On September 3, 1998, the Company announced that it would focus its future growth on its core motivational products business and its two most profitable distribution channels: direct marketing of SUCCESSORIES products and franchised retail stores. As a result, management developed plans, which were in progress as of January 30, 1999, to divest its golf catalog business and to convert its Company-owned retail stores to franchise owner-operators. The Company retained an investment banking firm specializing in direct marketing to market the golf catalog business. The Company has also hired a consultant with experience in marketing franchises to assist with the conversion of the Company-owned retail stores. The Company has not yet sold the golf catalog business. In fiscal 1998, the Company converted five of its Company-owned retail stores to franchised stores.

    In addition, the Company has reduced overhead expenses and management expects to continue expense reductions. The Company's sales and net loss for the first two months of the fiscal year beginning January 31, 1999 were $8,105,000 (unaudited) and $417,000 (unaudited), respectively. These interim

                               SUCCESSORIES, INC.

NOTE 3. RISKS AND UNCERTAINTIES (CONTINUED) results are consistent with the Company's projections for the two month period. It should be noted that due to seasonality, the projection for the full year indicates a net profit. However, there can be no assurance that the Company will achieve a profitable level of operations in fiscal 1999 or that once profitability is achieved, that it can be sustained.

FINANCING CONSIDERATIONS

    Based on current projections, management believes that there will be sufficient cash generated from operations and borrowings under its credit facility to enable the Company to operate for the foreseeable future. The Company is discussing possible equity infusions with various parties. This additional equity, if obtained, would provide additional working capital in the event the Company does not achieve its projections.

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

    Accounts and notes receivable consist of the following:

                                                                    JANUARY 30,   JANUARY 31,
                                                                        1999          1998
                                                                    ------------  ------------
Accounts receivable...............................................  $  4,121,000  $  7,830,000
Notes receivable..................................................       542,000       402,000
                                                                    ------------  ------------
                                                                       4,663,000     8,232,000
Less allowance for doubtful accounts and sales returns............      (660,000)     (610,000)
                                                                    ------------  ------------
                                                                       4,003,000     7,622,000
Less current portion..............................................     3,706,000     7,330,000
                                                                    ------------  ------------
Noncurrent portion................................................  $    297,000  $    292,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    A portion of the Company's sales are made through the extension of credit. Accounts receivable from credit sales are generally unsecured. Notes receivable are primarily from franchisees and licensees, and are generally secured by a personal guarantee and the assets of the franchised and licensed operations.

    In fiscal 1998, the Company converted five of its company-owned retail stores to franchised stores. The aggregate price for the sale of the stores' net assets was $512,000, of which $35,000 was paid in cash and the balance of $477,000 was financed with promissory notes. The payments on the promissory notes are being made monthly from July 1998 through October 2002. The interest rates on the promissory notes range from 7% to 9%.

    In December 1997, the Company granted a licensee the exclusive right in Australia and New Zealand to (i) produce and distribute SUCCESSORIES catalogs,
(ii) produce, distribute and sell SUCCESSORIES and WINNERS Collection products through direct marketing and wholesale channels and (iii) own, operate and sell franchises to others to operate Successories retail locations. In consideration for this right, the licensee agreed to pay an initial fee of $300,000, with $23,000 paid upon execution of the agreement and the balance payable in quarterly installments of $16,000 from April 1998 through July 2002. The amount financed is evidenced by a promissory note. In addition, the licensee is required to remit continuing royalty fees of 4% of gross sales, as defined, and an additional fee of $20,000 for each retail location opened. The agreement has an initial term of five years and can be renewed by the licensee for successive terms of five

                               SUCCESSORIES, INC.

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE (CONTINUED) years each provided certain defined conditions have been fulfilled. On November 23, 1998, the above mentioned licensee was placed into voluntary administration in Australia. At the time of administration, the licensee owed the company approximately $514,000, consisting primarily of notes receivable, trade receivable and royalties. During the year ended January 30, 1999, the Company recorded a provision for doubtful accounts of $400,000 relating to the receivables from the license, and management believes the remainder of the outstanding balance is collectible.

NOTE 5. INVENTORIES

    Inventories are comprised of the following:

                                                                    JANUARY 30,   JANUARY 31,
                                                                       1999           1998
                                                                   -------------  ------------
Finished goods...................................................  $   8,199,000  $  6,690,000
Raw materials....................................................      2,638,000     3,187,000
                                                                   -------------  ------------
                                                                      10,837,000     9,877,000
Less reserve for obsolescence....................................       (219,000)     (128,000)
                                                                   -------------  ------------
                                                                   $  10,618,000  $  9,749,000
                                                                   -------------  ------------
                                                                   -------------  ------------

NOTE 6. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                  JANUARY 30,    JANUARY 31,
                                                                     1999           1998
                                                                 -------------  -------------
Leasehold improvements.........................................  $   7,822,000  $   7,506,000
Machinery and equipment........................................      7,049,000      5,866,000
Furniture and fixtures.........................................      4,159,000      4,200,000
Vehicles.......................................................         19,000         19,000
                                                                 -------------  -------------
                                                                    19,049,000     17,591,000
Less accumulated depreciation and amortization.................     (9,150,000)    (7,299,000)
                                                                 -------------  -------------
                                                                 $   9,899,000  $  10,292,000
                                                                 -------------  -------------
                                                                 -------------  -------------

                               SUCCESSORIES, INC.

NOTE 7. DEBT

    Debt is comprised of the following:

                                                                  JANUARY 30,    JANUARY 31,
                                                                     1999           1998
                                                                 -------------  -------------
Bank borrowings:
  Term loan, net of debt discount of $477,000 and $401,000.....  $   5,800,000  $   6,849,000
  Revolving credit loan........................................      4,874,000      4,447,000
  Fixed rate loan, net of debt discount of $260,000 and
    $246,000...................................................        240,000        254,000
Subordinated notes:
  British Links Golf Classics, Inc. former owners..............             --        155,000
Capital lease obligations......................................        170,000        301,000
                                                                 -------------  -------------
                                                                    11,084,000     12,006,000
Less current portion...........................................     (6,035,000)    (5,445,000)
                                                                 -------------  -------------
Long-term debt.................................................  $   5,049,000  $   6,561,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    On June 20, 1997, the Company entered into a credit facility agreement with a bank. Per the agreement, as amended most recently on April 28, 1999, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000 and for each succeeding July 1 through December 31; the maximum borrowings at all other times are $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 50% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. At January 30, 1999, the interest rates on the term loan and revolving credit loan were 9.00% and 8.50%, respectively; at January 31, 1998, the interest rates on the term loan and revolving credit loan were 9.75% and 9.25%, respectively. The term loan is payable in quarterly installments of $125,000 through June 1, 1998, $312,500 from September 1, 1998 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined. As of January 30, 1999, available borrowings on the revolving credit loan were $1,126,000. On June 20, 1997, warrants to purchase 150,000 shares of the Company's common stock were issued to the bank as part of this agreement. Initially these warrants had exercise prices ranging from $6.19 to $9.73 and expiration dates in June, 2001; however, the exercise prices were subsequently adjusted to $2.00 and the expiration dates were extended to June, 2005.

    In July 1997, the agreement for the credit facility was amended to include an additional $500,000 fixed rate loan for the purpose of redeeming a portion of the Series B cumulative convertible preferred stock. The loan bears interest at 12% and is due in June 2003. Warrants to purchase an additional 72,464 shares were issued to the bank in connection with this amendment and initially had an exercise price of $6.90 and

                               SUCCESSORIES, INC.

NOTE 7. DEBT (CONTINUED)
an expiration date of July, 2003; however, the exercise price was subsequently adjusted to $2.00 and the expiration date was extended to July, 2005.

    On April 28, 1999, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA"), interest coverage ratio, fixed charge coverage, debt to EBITDA ratio, and capital expenditure limitation covenants for the year ended January 31, 1999, and adjust certain other covenants prospectively. The amended agreement requires that (i) adjusted EBITDA, as defined, which is based on a rolling four quarter period, may not be less than a loss of $1,565,000 for the four quarters ended May 1, 1999, and increases each subsequent quarter to $6.8 million for the four quarters ended October 31, 2000 and for each quarter thereafter; (ii) the interest coverage ratio, as defined, may not be less than 0.75 to 1.0 at October 30, 1999, and increases each subsequent quarter to 5.0 to 1.0 for the quarter ended April 30, 2000 and for each quarter thereafter; (iii) the fixed charge coverage ratio, as defined, may not be less than 2.6 to 1.0 at January 29, 2000, and 1.5 to 1.0 thereafter; and (iv) the debt to EBITDA ratio, as defined, may not be greater than 3.0 to 1.0 at January 29, 2000 and thereafter. Also, in certain cases where prepayments on the loans are made in connection with equity offerings, the amendment provides that certain quarterly installments on the term loan will be deferred and certain limits on borrowings relating to eligible inventory under the revolving credit loan will be increased.

    In conjunction with the April 28, 1999 amendment, warrants to purchase an additional 300,000 shares were issued to the bank at an exercise price of $2.50 that expire in July, 2005, the expiration dates of the 150,000 warrants previously issued to the bank on June 20, 1997 were extended an additional two years to June, 2005, and the Company paid the bank a fee equal to 0.5% of the aggregate commitments under the facility, or approximately $73,000.

    The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends.

    On May 14, 1998, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants for the year ended January 31, 1998, and adjust certain other covenants. The amended agreement required that (i) EBITDA, which is based on a rolling four quarter period, may not be less than $4 million for the four quarters ended May 2, 1998, and increases each subsequent quarter to $6.8 million for the four quarters ended February 3, 2001 and each quarter thereafter and (ii) the interest coverage ratio, as defined, not be less than 3.0 to 1.0 from May 2, 1998 through October 31, 1998, 4.0 to 1.0 at January 30, 1999, 4.5 to 1.0 at May 1, 1999 and July 31, 1999, and 5.0 to 1.0 thereafter. In addition, on September 1, 1998, the agreement was again amended to waive the EBITDA covenant, the interest charge coverage ratio and other related covenants for the second quarter of fiscal 1998 provided that EBITDA for the third quarter of fiscal 1998 was not less than $1.6 million. On December 11, 1998, the Company obtained a waiver from the bank for the EBITDA and interest coverage covenants for the third quarter of fiscal 1998.

    In conjunction with the May 14, 1998 amendment, the exercise prices of the warrants to purchase 222,464 shares of common stock previously issued to the bank were reduced to $5.85 and their expiration dates were extended for one year. In conjunction with the September 1, 1998 amendment, the exercise prices of these warrants were reduced to $3.00 and their expiration dates were extended for another year. In conjunction with the waiver obtained on December 11, 1998, the exercise prices of these warrants were reduced to $2.00.

                               SUCCESSORIES, INC.

NOTE 7. DEBT (CONTINUED)
    In connection with the acquisition of British Links Golf Classics, Inc., the Company originally issued subordinated promissory notes aggregating $400,000. The final settlement of the acquisition reduced the amount due on the subordinated notes to $355,000. The notes were paid in three installments:
$100,000 was paid on May 1, 1997 and September 20, 1997, and the remaining $155,000 was paid on September 20, 1998. Interest was payable at the prime rate.

    The stock warrants issued in conjunction with the credit facility and certain other financing transactions were assigned a fair value using the Black-Scholes option pricing model. The fair value of the warrants have been reflected as a discount on the debt and are being amortized as interest expense over the terms of the related debt. Interest expense related to these warrants amounted to $114,000, $567,000 and $308,000 for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

    The weighted average interest rate on borrowings outstanding as of January 30, 1999 and January 31, 1998 was 9.9% and 9.6%, respectively.

    Aggregate future maturities of debt are as follows:

Fiscal year ending:
  January 29, 2000.............................................  $6,203,000
  February 3, 2001.............................................   1,429,000
  February 2, 2002.............................................   1,507,000
  February 1, 2003.............................................   1,507,000
  January 31, 2004.............................................   1,159,000
  Thereafter...................................................      16,000
                                                                 ----------
                                                                 $11,821,000
                                                                 ----------
                                                                 ----------

NOTE 8: ASSET IMPAIRMENT CHARGE

    In October 1996, the Company acquired the stock of British Links Golf Classics, Inc., (British Links) a catalog company specializing in golf-related wall decor, gifts and other collectibles for approximately $1.4 million. Substantially all the purchase price was allocated to goodwill. Subsequently, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluated the realizability of the intangibles related to its British Links business.

    While the Company was able to achieve certain incremental sales of golf-related products using its in-house mailing lists, other operating efficiencies related to merchandising and fulfillment which were contemplated at the time of the acquisition have not been fully realized. In September 1998, the Company announced that it would focus its future growth on its core motivational products business and its two most profitable distribution channels: direct marketing and franchise. As a result, the Company developed plans, which were in progress as of January 30, 1999, to divest its golf catalog business.

    Because anticipated consumer demand for golf gifts has developed more slowly than originally expected, and because plans to sell the golf catalog business to a strategic buyer have yet to materialize, the Company has determined that the estimated future value of cash flows related to British Links is below the carrying value of the related goodwill. Given that the value of future cash flows is uncertain due to market conditions, during the year ended January 30, 1999 the Company recorded an asset impairment charge of

                               SUCCESSORIES, INC.

NOTE 8: ASSET IMPAIRMENT CHARGE (CONTINUED) approximately $1.3 million, which represents the unamortized carrying value of the goodwill for British Links.

    In addition, during the year ended February 1, 1997 the Company recorded an asset impairment charge of approximately $1.4 million. The asset impairment charge related to the net book value of property and equipment associated with the underperforming Company-owned stores that were closed and order entry computer system replaced in 1997.

NOTE 9. SPECIAL CHARGE

    The Company recorded a special charge of $1,303,000 for the year ended February 1, 1997 which was comprised primarily of: a) $721,000 reserve for certain costs associated with the relocation of the Company's manufacturing/warehouse facilities and corporate office to a new facility; and
b) $582,000 for costs other than the net book value of property and equipment associated with a plan to close certain Company-owned stores that were underperforming. During the year ended January 31, 1998, the Company decided not to close two of the aforementioned Company-owned stores and accordingly, reduced the related reserve by $227,000.

NOTE 10. INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                             YEAR ENDED       YEAR ENDED       YEAR ENDED
                                             JANUARY 30,      JANUARY 31,      FEBRUARY 1,
                                                1999             1998             1997
                                           ---------------  ---------------  ---------------
Current:
  Federal................................    $        --      $        --     $          --
  State..................................         11,000           18,000            47,000
  Foreign................................        186,000           85,000                --
Deferred.................................       (137,000)         (49,000)       (2,656,000)
                                           ---------------  ---------------  ---------------
                                             $    60,000      $    54,000     $  (2,609,000)
                                           ---------------  ---------------  ---------------
                                           ---------------  ---------------  ---------------

    A reconciliation between the federal statutory rate and the Company's effective tax rate is as follows:

                                              YEAR ENDED         YEAR ENDED         YEAR ENDED
                                           JANUARY 30, 1999   JANUARY 31, 1998   FEBRUARY 1, 1997
                                           -----------------  -----------------  -----------------
Federal statutory rate...................           34.0%              34.0%              34.0%
State taxes, net of federal tax
  benefit................................            5.0                5.0                5.0
Foreign taxes in excess of domestic
  rate...................................             --               21.3                 --
Recognition of prior year tax benefit....             --                 --               77.8
Other, primarily permanent items.........             --              (22.0)              (5.6)
Valuation allowance......................          (38.2)                --                 --
                                                   -----              -----              -----
                                                     0.8%              38.3%             111.2%
                                                   -----              -----              -----
                                                   -----              -----              -----

                               SUCCESSORIES, INC.

NOTE 10. INCOME TAXES (CONTINUED)
    Deferred income taxes result from temporary differences in the recognition of revenues and expense for financial and income tax reporting purposes. The components of the net deferred tax asset are comprised of the following:

                                                                    JANUARY 30    JANUARY 31,
                                                                       1999           1998
                                                                   -------------  ------------
Deferred tax assets:
  Accounts receivable............................................  $     258,000  $    238,000
  Inventories....................................................        156,000       108,000
  Depreciation and amortization..................................             --        79,000
  Impairment loss................................................        520,000            --
  Loss carryforwards.............................................      7,615,000     5,920,000
  Other, primarily accruals......................................        418,000       170,000
                                                                   -------------  ------------
                                                                       8,967,000     6,515,000
                                                                   -------------  ------------

Deferred tax liabilities:
  Depreciation and amortization..................................         70,000            --
  Prepaid advertising............................................      1,206,000     1,176,000
                                                                   -------------  ------------
                                                                   -------------  ------------
                                                                   $   1,276,000  $  1,176,000

Less valuation allowance.........................................     (2,215,000)           --
                                                                   -------------  ------------
Net deferred tax asset...........................................  $   5,476,000  $  5,339,000
                                                                   -------------  ------------
                                                                   -------------  ------------

    During the year ended January 30, 1999 a valuation allowance of $2,215,000 was recorded against the benefit associated with fiscal 1998's net operating loss and the impairment loss. At year ended February 1, 1997, the valuation allowance associated with the net deferred tax asset was reduced by $2,635,000, which resulted in decreasing the valuation allowance to zero. Although realization of the net deferred tax asset is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized.

    Realization of the net deferred tax asset is largely dependent upon the Company generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. However, the amount of such realization could be reduced in the near term if estimates of future taxable income during the carryforward period are changed. To the extent the net operating loss carryforwards and existing deductible temporary differences are not offset by existing taxable temporary differences reversing within the carryforward period, the remaining loss carryforwards are expected to be realized by achieving future profitable operations, see Note 3.

                               SUCCESSORIES, INC.

NOTE 10. INCOME TAXES (CONTINUED)
    The Company has approximately $19,525,000 of tax net operating loss carryforwards as of January 30, 1999, which are available to reduce future taxable income and expire as follows:

2009...........................................................  $1,088,000
2010...........................................................  $11,082,000
2011...........................................................  $1,496,000
2019...........................................................  $5,859,000
                                                                 ----------
Total..........................................................  $19,525,000
                                                                 ----------
                                                                 ----------

    Approximately $2,692,000 of the loss carryforwards relate to deductions arising from the exercise of non-qualified stock options, the benefit of which has been credited to additional paid-in capital.

NOTE 11. EARNINGS (LOSS) PER SHARE

    Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The computations of basic and diluted earnings loss per share are as follows:

                                                                 YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                 JANUARY 30,      JANUARY 31,      FEBRUARY 1,
                                                                    1999             1998             1997
                                                               ---------------  ---------------  ---------------
Basic and diluted earnings (loss) per share:
  Net income (loss)..........................................   $  (7,336,000)   $      87,000    $     262,000
  Preferred stock dividends and accretion....................              --         (741,000)      (1,126,000)
                                                               ---------------  ---------------  ---------------
  Loss available to common stockholders......................   $  (7,336,000)   $    (654,000)   $    (864,000)
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------
  Weighted-average shares....................................       6,768,929        6,283,662        5,321,179
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------
  Basic and diluted earnings (loss) per share................   $       (1.08)   $        (.10)   $        (.16)
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------

    The diluted computations for the years ended January 30, 1999, January 31, 1998, and February 1, 1997, did not assume the exercise of stock options and warrants, nor the conversion of preferred stock due to their antidilutive effect on loss per share.

NOTE 12. RELATED PARTY TRANSACTIONS

    In June 1997, the Company agreed to loan three executive officers an aggregate amount of $273,000 to allow the officers to purchase shares of the Company's common stock. The notes bear interest at 7% or the appropriate applicable federal rate as determined by the Internal Revenue Service, whichever is higher. One of the notes for $33,000 is due on demand. The other notes are payable in aggregate annual installments of $25,000, with the balance due in June 2002; provided that each payment shall be forgiven by the Company on a year-by-year basis if the Company meets certain annual targets for earnings before interest and taxes. Two of the notes are secured by a pledge of the shares purchased. See Note 19.

    The Company advanced $77,000 to a franchise owned by a relative of an outside director during the year ended February 1, 1997. In September 1997, the Company purchased the net assets of the store for a purchase price of approximately $230,000 and forgiveness of indebtedness owed by the franchisee.

                               SUCCESSORIES, INC.

NOTE 12. RELATED PARTY TRANSACTIONS (CONTINUED)
    A member of the Company's Board of Directors, who is also a shareholder, serves as a consultant to the Company on various tax and financial matters. Fees paid to his firm for these services were $179,000, $85,000, and $141,000 for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

    A member of the Company's Board of Directors, who is also a shareholder, serves as legal counsel to the Company. Fees paid to the law firm in which he is a partner for said services were $103,000, $151,000, and $262,000 for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

NOTE 13. SEGMENT AND RELATED INFORMATION

    The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" as of January 30, 1999. This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim financial reports issued to shareholders.

    The Company's reportable segments are the various distribution channels used to market its products. The Company's products have similar purposes and uses in each channel of distribution, but profitability varies among the channels. The Company considers itself a single line of business with products that are marketed through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores), wholesale and franchise channels. The Company has five reportable segments--Direct Marketing--Successories, Direct Marketing--Golf, Retail Company-owned stores, Wholesale and Sales to Franchisees.

    The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income(loss) before other income(expense) and income taxes.

                               SUCCESSORIES, INC.

NOTE 13. SEGMENT AND RELATED INFORMATION (CONTINUED)
    Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" row includes corporate related items not allocated to reportable segments.

                                          NET          SEGMENT         TOTAL        CAPITAL       DEPRECIATION
                                         SALES      PROFIT (LOSS)     ASSETS      EXPENDITURES  AND AMORTIZATION
                                     -------------  -------------  -------------  ------------  ----------------
FISCAL 1998:
Direct Marketing Successories......  $  25,740,000  $   4,519,000  $   2,066,000   $       --     $     32,000
Direct Marketing Golf..............      3,372,000     (2,479,000)       764,000           --           88,000
Retail Company-owned stores........     16,330,000       (824,000)     6,527,000    1,245,000          763,000
Wholesale..........................      1,814,000       (236,000)     1,079,000           --               --
Sales to Franchisees...............      5,608,000      1,373,000      1,456,000           --           19,000
Other..............................             --     (9,689,000)    23,085,000      953,000        2,011,000
  CONSOLIDATED.....................  $  52,864,000  $  (7,336,000) $  34,977,000   $2,198,000     $  2,913,000

FISCAL 1997:
Direct Marketing Successories......  $  23,759,000  $   4,833,000  $   4,705,000   $       --     $     47,000
Direct Marketing Golf..............      3,430,000       (410,000)     2,043,000           --           33,000
Retail Company-owned stores........     17,755,000      1,078,000      7,007,000      318,000          872,000
Wholesale..........................      6,173,000      1,460,000      2,849,000           --               --
Sales to Franchisees...............      5,704,000      1,878,000      1,093,000           --           19,000
Other..............................             --     (8,752,000)    22,884,000    3,853,000        1,545,000
  CONSOLIDATED.....................  $  56,821,000  $      87,000  $  40,581,000   $4,171,000     $  2,516,000

FISCAL 1996:
Direct Marketing Successories......  $  25,229,000  $   2,847,000  $   4,395,000   $       --     $     60,000
Direct Marketing Golf..............      1,607,000        291,000      1,906,000           --            1,000
Retail Company-owned stores........     18,952,000       (391,000)     7,176,000      193,000        1,024,000
Wholesale..........................      4,733,000      1,458,000      1,047,000           --               --
Sales to Franchisees...............      5,511,000      2,142,000        700,000           --           19,000
Other..............................             --     (6,085,000)    18,629,000      572,000        1,025,000
  CONSOLIDATED.....................  $  56,032,000  $     262,000  $  33,853,000   $  765,000     $  2,129,000

    The Company utilizes its facilities and the majority of its assets interchangeably among each distribution channel. Assets that relate specifically to a reportable segment have been included in the above table. Assets identified to the reportable segments are primarily cash, receivables, inventory, prepaid catalogs, property and equipment, and intangibles.

                               SUCCESSORIES, INC.

NOTE 13. SEGMENT AND RELATED INFORMATION (CONTINUED)
    The following table presents the details for "Other" segment profit (loss).

                                                         1998          1997          1996
                                                     ------------  ------------  -------------
Corporate expenses.................................  $  6,723,000  $  5,670,000  $   4,535,000
Unallocated depreciation and amortization
  expense..........................................     1,407,000     1,155,000        952,000
Unallocated asset impairment and special charge....            --            --      1,557,000
Other expense......................................     1,499,000     1,873,000      1,650,000
Income tax expense (benefit).......................        60,000        54,000     (2,609,000)
                                                     ------------  ------------  -------------
                                                     $  9,689,000  $  8,752,000  $   6,085,000
                                                     ------------  ------------  -------------
                                                     ------------  ------------  -------------

    Corporate expenses are primarily charges for those functions not specifically attributable to any specific segment; these functions include the merchandising, information systems, accounting, legal, human resource and executive departments. Included in the expenses associated with these functions are payroll and related costs, professional fees, information system maintenance costs, office occupancy costs, and property and casualty insurance.

    The Company's operations are principally in the United States. Operations outside of the United States are primarily in Europe, United Kingdom and Australia. No single foreign country or geographic area is significant to the consolidated operations. Foreign operations' net sales were $480,000, $534,000, and $795,000, for fiscal 1998, 1997 and 1996, respectively. Long-lived assets are all located in the United States.

    The Company's products include distinctive lines of wall decor, desktop art, books and greeting cards, computer and audio products, personalized gifts and awards, and mugs. In addition, the Company sells other motivational products supplied by third parties. In fiscal 1998 sales by product categories comprised of approximately 44% wall decor, 23% desktop art, 17% books and greeting cards, 4% computer and audio products, 9% personalized gifts and awards and 3% other products. Information pertaining to sales by product categories for fiscal 1997 and 1996 was not available due to system limitations.

    In fiscal 1998, 1997 and 1996, no single customer or group under common control represented 10% or more of the Company's sales.

                               SUCCESSORIES, INC.

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosures to the consolidated statements of cash flows are as follows:

                                             YEAR ENDED       YEAR ENDED       YEAR-ENDED
                                             JANUARY 30,      JANUARY 31,      FEBRUARY 1,
                                                1999             1998             1997
                                           ---------------  ---------------  ---------------
Cash paid during the year for:
  Income taxes...........................   $      26,000     $    10,000     $      11,000
  Interest...............................       1,188,000         958,000         1,277,000

Noncash investing and financing
  activities:
  Equipment purchased under capital
    leases...............................              --     $   203,000     $      64,000
  Notes receivable issued on sale of
    property and equipment...............   $     477,000              --                --
  Acquisitions of businesses:
    Fair value of assets acquired........              --         230,000         1,710,000
    Liabilities assumed..................              --              --          (450,000)
    Subordinated notes issued............              --              --          (400,000)
    Common stock issued..................              --              --          (500,000)

NOTE 15. OPTIONS AND WARRANTS

    The Company has a stock option plan (the "Option Plan") which provides for the grant of stock options to directors, executive officers and other employees of the Company. On July 22, 1998, the number of Company's common stock shares available for grant under the Option Plan increased from 1,450,000 to 1,700,000 shares. The number of options to be granted or issued and the terms thereof are approved by the Compensation Committee of the Company's Board of Directors, which is comprised of non-employee directors. The exercise price of the options is equal to the fair market value of the common stock at the date of grant. Options granted under the Option Plan generally vest after five years and expire ten years from the date of grant.

    The Company has a non-compensatory Employee Stock Purchase Plan. The Company intends that the Stock Purchase Plan qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Generally, the Stock Purchase Plan provides for qualifying employees to elect to have a percentage of their compensation used to purchase shares of the Company's common stock. Shares purchased under the Stock Purchase Plan totaled 20,850, 48,394 and 65,079 for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

    The Company measures compensation cost for its stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation has been recognized for the Company's stock plans in the consolidated financial statements. Had compensation cost under these plans been determined consistent with the method outlined in SFAS

                               SUCCESSORIES, INC.

NOTE 15. OPTIONS AND WARRANTS (CONTINUED)
No. 123, the Company's net income (loss) and loss per share would have been reduced to the following pro forma amounts:

                                             YEAR ENDED       YEAR ENDED       YEAR-ENDED
                                             JANUARY 30,      JANUARY 31,      FEBRUARY 1,
                                                1999             1998             1997
                                           ---------------  ---------------  ---------------
Net income (loss):
  As reported............................   $  (7,336,000)    $    87,000      $   262,000
  Pro forma..............................      (7,905,000)       (494,000)        (392,000)

Basic and diluted loss per share:
  As reported............................           (1.08)           (.10)            (.16)
  Pro forma..............................           (1.17)           (.18)            (.29)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended January 30, 1999, January 31, 1998 and February 1, 1997: risk-free interest rate of 4.71%, 6.61% and 6.24%, respectively; expected dividend yield of 0% for all three fiscal years; expected life of 10 years for all three fiscal years; and expected volatility of 88.63%, 93.94% and 98.36%, respectively.

    A summary of the status of the Option Plan as of January 30, 1999, January 31, 1998, and February 1, 1997, and changes during the periods then ended are as follows:

                                                 YEAR ENDED              YEAR ENDED              YEAR ENDED
                                              JANUARY 30, 1999        JANUARY 31, 1998        FEBRUARY 1, 1997
                                           ----------------------  ----------------------  ----------------------
                                                       WEIGHTED                WEIGHTED                WEIGHTED
                                                        AVERAGE                 AVERAGE                 AVERAGE
                                            SHARES     EX. PRICE    SHARES     EX. PRICE    SHARES     EX. PRICE
                                           ---------  -----------  ---------  -----------  ---------  -----------
Outstanding, beg. of year................  1,293,170   $    6.24   1,001,750   $    6.34     821,250   $    5.02
Granted..................................    206,000        3.00     470,000        5.85     385,000        6.95
Exercised................................         --          --          --          --    (192,500)       1.90
Forfeited................................    (32,914)       6.41    (178,580)       5.75     (12,000)       7.21
Expired/canceled.........................    (29,728)       6.26          --          --          --          --
                                           ---------               ---------               ---------
Outstanding, end of year.................  1,436,528        5.77   1,293,170        6.24   1,001,750        6.34
Exercisable, end of year.................    869,006        6.25     611,750        6.22     455,500        6.21
Weighted-average fair value of options
  granted................................              $    2.62               $    5.27               $    5.39

    As of January 30, 1999, 181,000 of the options outstanding have exercise prices ranging between $2.125 and $5.32, with a weighted-average exercise price of $2.55 and a weighted-average remaining contractual life of 9.7 years (none of these options are exercisable). In addition 1,012,528 options have exercise prices ranging between $5.33 and $6.875, with a weighted-average exercise price of $5.79 and a weighted-average remaining contractual life of 6.2 years (660,806 of these options are exercisable with a weighted-average exercise price of $5.65). The remaining 243,000 options have exercise prices ranging between $6.876 and $14.66, with a weighted average exercise price of $8.09 and a weighted average remaining contractual life of 7.0 years (208,200 of these options are exercisable with a weighted average exercise price of $8.17).

                               SUCCESSORIES, INC.

NOTE 15. OPTIONS AND WARRANTS (CONTINUED)
    During the year ended January 30, 1999, an executive officer of the company exercised stock options granted prior to the adoption of the Option Plan. In November 1996, the Company received shares of common stock in exchange for options to purchase 165,000 shares of common stock. Options to purchase 31,350 shares were exercised in November 1996. Options to purchase the remaining 133,650 shares were exercised on January 15, 1999.

    The Company has also issued stock warrants primarily in connection with certain financing transactions. Such warrants generally vest immediately and expire five to eight years from the date of grant. As of January 30, 1999, stock warrants for 222,464 shares were outstanding. These warrants have a weighted-average exercise price of $2.00 and a weighted-average remaining contractual life of 5.2 years. The weighted-average fair value of the warrants granted during the years ended January 30, 1999 and January 31, 1998, were $1.58 and $3.23, respectively.

    The fair value of each warrant is estimated on the date of issue using the Black-Scholes pricing model with the following assumptions for the years ended January 30, 1999 and January 31, 1998: risk-free interest rate of 4.71% and 6.61%, respectively; expected dividend yield of 0% for both fiscal years; expected life of 5 years for both fiscal years; and expected volatility of 59.5% and 60.8%, respectively.

NOTE 16. PREFERRED STOCK

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

NOTE 17. 401(K) PLAN

    The Company has a 401(K) Retirement Savings Plan in which all full-time employees who have completed one year of service are eligible to participate. Enrollment is open on the January 1st, April 1st, July 1st, or October 1st immediately following one year of service. The Company matches 20% of each employee's contribution, up to a maximum of 6% of base salary. The Company's contributions to the

                               SUCCESSORIES, INC.

NOTE 17. 401(K) PLAN (CONTINUED)
401(K) Plan were $36,000, $29,000, and $30,000 for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

NOTE 18. ACQUISITIONS

    On September 18, 1997, the Company purchased certain assets of a franchisee who operated a Successories retail location in California. The purchase price of approximately $230,000 consisted of $50,000 in cash and the forgiveness of indebtedness owed by the franchisee. The transaction resulted in goodwill of $185,000.

    On October 1, 1996, the Company purchased all of the stock of British Links Golf Classics, Inc. for approximately $1,400,000. The purchase price consisted of $760,000 in cash and notes payable and 91,324 shares of the Company's common stock. The purchase price exceeded the fair value of the net assets acquired and resulted in goodwill of $1,287,000. The notes are subordinate to all other debt of the Company. Subsequent to the acquisition, the Company recorded an asset impairment charge for the carrying value of the goodwill during the year ended January 30, 1999, see Note 8.

    All of the aforementioned acquisitions were accounted for as purchases and accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the acquisition date. The results of operations of the acquired businesses have been included in the consolidated financial statements from their respective dates of acquisition.

NOTE 19. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company leases its corporate office and manufacturing/warehouse space under the terms of a lease agreement which expires in July 2009. The Company is responsible for all taxes, maintenance, insurance and operating expenses. The lease provides for three renewal options of five years each.

    All of the Company-owned retail locations are leased under agreements which expire at various dates through January 2008. A number of the leases contain renewal options and escalation clauses and generally provide that the Company pay its proportionate share of the taxes, maintenance and insurance costs. In addition, certain leases require contingent payments based on sales.

    The future minimum rental payments for all operating leases with noncancelable terms in excess of one year as of January 30, 1999, are as follows:

                                                     OFFICE AND      RETAIL
                                                     WAREHOUSE     LOCATIONS        TOTAL
                                                    ------------  ------------  -------------
Fiscal year ending:
  January 29, 2000................................  $    785,000  $  1,113,000  $   1,898,000
  February 3, 2001................................       758,000       898,000      1,656,000
  February 2, 2002................................       753,000       842,000      1,595,000
  February 1, 2003................................       771,000       811,000      1,582,000
  January 31, 2004................................       790,000       727,000      1,517,000
  Thereafter......................................     4,561,000       841,000      5,402,000
                                                    ------------  ------------  -------------
                                                    $  8,418,000  $  5,232,000  $  13,650,000
                                                    ------------  ------------  -------------
                                                    ------------  ------------  -------------

                               SUCCESSORIES, INC.

NOTE 19. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Rental expense for all operating leases was $2,561,000, $2,644,000, and $3,360,000, for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

CAPITAL LEASES

    The Company acquired certain equipment under lease arrangements which are being accounted for as capital leases for accounting purposes. Equipment under such leases have been recorded as property and equipment with a cost of approximately $961,000 as of both January 30, 1999 and January 31, 1998, and accumulated amortization of $885,000 and $736,000 at those dates, respectively.

    The future minimum lease payments for all capital leases in effect as of January 30, 1999, are as follows:

Fiscal year ending:
  January 29, 2000...............................................  $  82,000
  February 3, 2001...............................................     57,000
  February 2, 2002...............................................     10,000
  February 1, 2003...............................................     10,000
  January 31, 2004...............................................     10,000
  Thereafter.....................................................     23,000
                                                                   ---------
Total minimum lease payments.....................................    192,000
Less amount representing interest................................    (22,000)
                                                                   ---------
Present value of net minimum lease payments......................  $ 170,000
                                                                   ---------
                                                                   ---------

EMPLOYMENT AGREEMENTS

    The Company has employment agreements with certain key officers. The agreements provide for aggregate annual salaries of $600,000 and contain confidentiality and noncompetition provisions. The agreements expire in 2001.

ROYALTY AGREEMENT

    The Company is obligated under a royalty agreement to pay a minimum royalty in the amount of $200,000, $250,000, $300,000 and $400,000 for the calendar years 1999, 2000, 2001 and 2002, respectively. The Company has the right to terminate the agreement for the years after 1999 by providing written notice prior to September 30, 1999.

LETTER OF CREDIT

    The Company has a standby letter of credit outstanding in the amount of $400,000 that is secured by a certificate of deposit. The letter of credit serves as security for the lease of the Company's corporate office and manufacturing/warehouse facility.

LEGAL MATTERS

    In August 1998, James M. Beltrame, the Company's former president and chief executive officer ("Claimant"), filed a Demand for Arbitration dated August 11, 1998 with the American Arbitration

                               SUCCESSORIES, INC.

NOTE 19. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Association (Case No. 51-160-00347-98). Claimant was separated from employment with the Company on June 26, 1998 and now seeks arbitration pursuant to an Employment Agreement dated June 1, 1996 between the Company and Claimant. Claimant alleges and seeks lost compensation and benefits due and owing to him from the Company in an amount claimed to be in excess of $400,000. The Company has responded to the claim with what the Company believes is a meritorious defense. The arbitration is in the discovery stage and the initial April 19, 1999 hearing in Chicago, Illinois is in the process of being rescheduled. The Company believes the new hearing date will be in late June 1999. At January 30, 1999, the Company recorded a provision for the estimated liability associated with the legal proceeding.

    In a related matter, the Company has filed a complaint on December 9, 1998, against James M. Beltrame in the Circuit Court of the Eighteenth Judicial Circuit in DuPage County, Wheaton, Illinois (Case No. 98L01282). The Company alleges non-payment of principal and interest due on a promissory note executed by Mr. Beltrame. The Company seeks judgment against Mr. Beltrame in the principal amount of $107,625 plus interest at a rate of 7% through June 30, 1998, and thereafter at a rate of 10%, together with costs and attorney fees. The case is in the discovery stage.

    With regard to the above-referenced matters, the Company and Mr. Beltrame are involved in settlement negotiations. If a settlement is not reached, the Company intends to vigorously defend itself against the claims made by Mr. Beltrame and also pursue its own claims against him.

    In May 1998, Wascher Corporation ("Wascher"), a franchisee of the Company, filed a Demand for Arbitration dated May 26, 1998 with the American Arbitration Association (Case No. 51-114-00227-98). Wascher alleges the following causes of action against the Company: breach of contract, breach of good faith and fair dealing, common law fraud, unfair competition, Robinson-Patman Act violation, tortuous interference of contract and violation of the Wisconsin Fair Dealership Act. Wascher alleges and seeks an award in an amount in excess of $250,000 plus costs, disbursements and attorney's fees, an award of both treble and punitive damages, and such other relief deemed just and equitable.

    The hearing dates for Wascher were originally scheduled for January 20, 21, 22 and 25, 1999. The Company and Wascher have postponed the hearing and are involved in settlement negotiations. If a settlement is not reached with Wascher, the Company intends to vigorously defend itself against the claims. Given the phase of this proceeding, the Company has determined that a reasonable assessment with respect to the financial impact, if any, cannot be made at this point in time.

    In the ordinary course of conducting its business, the Company becomes involved in various other lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will, individually or in the aggregate, be material to its consolidated financial position or results of operations.

                               SUCCESSORIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                            BALANCE AT    CHARGED TO                    BALANCE
                                                            BEGINNING     COSTS AND         (1)        AT END OF
DESCRIPTION                                                 OF PERIOD      EXPENSES     DEDUCTIONS       PERIOD
---------------------------------------------------------  ------------  ------------  -------------  ------------
January 30, 1999
  Allowance for doubtful accounts........................  $    126,000  $    584,000  $    (195,000) $    515,000
  Reserve for sales returns..............................       484,000     1,128,000     (1,467,000)      145,000
  Reserve for obsolescence...............................       128,000        91,000             --       219,000
  Tax valuation allowance................................            --     2,215,000             --     2,215,000

January 31, 1998
  Allowance for doubtful accounts........................  $    196,000  $    425,000  $    (495,000) $    126,000
  Reserve for sales returns..............................       310,000       842,000       (668,000)      484,000
  Reserve for obsolescence...............................       168,000            --        (40,000)      128,000
  Tax valuation allowance................................            --            --             --            --

February 1, 1997
  Allowance for doubtful accounts........................  $    221,000  $    246,000  $    (271,000) $    196,000
  Reserve for sales returns..............................       279,000       244,000       (213,000)      310,000
  Reserve for obsolescence...............................       151,000        31,000        (14,000)      168,000
  Tax valuation allowance................................     2,635,000            --      2,635,000            --

------------------------

(1) Write-offs, net of recoveries

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUCCESSORIES, INC.

Date: April 30, 1999            By:            /s/ ARNOLD M. ANDERSON
                                     -----------------------------------------
                                                 Arnold M. Anderson
                                         CHAIRMAN OF THE BOARD OF DIRECTORS

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                  DATE
  --------------------------  -------------------

    /s/ ARNOLD M. ANDERSON      April 30, 1999
  --------------------------
      Arnold M. Anderson
   CHIEF EXECUTIVE OFFICER,
  CHAIRMAN OF THE BOARD AND
     DIRECTOR (PRINCIPAL
      EXECUTIVE OFFICER)

      /s/ GARY ROVANSEK         April 30, 1999
  --------------------------
        Gary Rovansek
  PRESIDENT, CHIEF OPERATING
     OFFICER AND DIRECTOR

    /s/ STEVEN D. KUPTSIS       April 30, 1999
  --------------------------
      Steven D. Kuptsis
  SENIOR VICE PRESIDENT AND
     CHIEF ADMINISTRATIVE
      OFFICER (PRINCIPAL
   FINANCIAL AND ACCOUNTING
           OFFICER)

     /s/ MICHAEL H. MCKEE       April 30, 1999
  --------------------------
       Michael H. McKee
    SENIOR VICE PRESIDENT,
    CREATIVE AND DIRECTOR

   /s/ MERVYN C. PHILLIPS,      April 30, 1999
             JR.
  --------------------------
   Mervyn C. Phillips, Jr.
           DIRECTOR

    /s/ C. JOSEPH LABONTE       April 30, 1999
  --------------------------
      C. Joseph LaBonte
           DIRECTOR

     /s/ SEAMAS T. COYLE        April 30, 1999
  --------------------------
       Seamas T. Coyle
           DIRECTOR

          SIGNATURE                  DATE
  --------------------------  -------------------

      /s/ GUY E. SNYDER         April 30, 1999
  --------------------------
        Guy E. Snyder
           DIRECTOR

    /s/ STEVEN B. LARRICK       April 30, 1999
  --------------------------
      Steven B. Larrick
           DIRECTOR

    /s/ TIMOTHY C. DILLON       April 30, 1999
  --------------------------
      Timothy C. Dillon
           DIRECTOR

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
       3.1     Articles of Incorporation of Registrant (1)

       3.2     Articles of Amendment to the Company's Articles of Incorporation changing the Company's name to
               Successories, Inc. (2)

       1.3     Certificate of Designation creating the Company's Series A Cumulative Convertible Preferred Stock (2)

       1.4     Certificate of Designation creating the Company's Series B Cumulative Convertible Preferred Stock (2)

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

      10.15    Common Stock Option Agreement granted to Arnold M. Anderson and Incentive Stock Option Agreement
               granted to Arnold M. Anderson (9)

      10.16    Common Stock Option Agreement granted to James M. Beltrame and Incentive Stock Option Agreement
               granted to James M. Beltrame (9)

      10.17    Third Amendment to the Credit Agreement between the Company and NBD Bank dated as of May 2, 1996 (9)

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
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

      10.29    Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997 (13)

      10.30    First Amendment to Credit Agreement between the Company and The Provident Bank dated as of July 16,
               1997 (13)

      10.31    Lease Agreement between LaSalle National Trust, N.A. as Trustee under Trust No. 120358 (14)

      10.32    Second Amendment to Credit Agreement between the Company and the Provident bank dated as of May 14,
               1998 (14)

      10.33    Third Amendment to Credit Agreement between the Company and the Provident Bank dated as of September
               1, 1998 (15)

      10.34    Employment Agreement with Gary Rovansek dated October 29, 1998 (15)

      21.1     Subsidiaries (4)

      27.1     Financial Data Schedule (filed herewith)

------------------------

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

 (15) Previously filed with the Company's Form 10-Q for the quarter ended October 31, 1998, and incorporated herein by reference.