Form 10-Q
period 1999-05-01
SUCCESSORIES INC
filed 1999-06-11
CIK 911323

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MAY 1, 1999

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


                                 (630) 820-7200
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

       Registrant had 6,922,988 shares of common stock, $.01 par value, outstanding as of May 28, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SUCCESSORIES, INC.
                               INDEX TO FORM 10-Q

PART I.      FINANCIAL INFORMATION
                                                                                Page Number
             Item 1.  Financial Statements

                      Consolidated Balance Sheets............................         3

                      Consolidated Statements of Operations..................         4

                      Consolidated Statement of Stockholders' Equity.........         5

                      Consolidated Statements of Cash Flows..................         6

                      Notes to Consolidated Financial Statements.............         7

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........        15

             Item 3.  Quantitative and Qualitative Disclosures
                      About Market Risk......................................        21


PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings......................................        22

             Item 6.  Exhibits and Reports on Form 8-K.......................        22

SIGNATURES...................................................................        23

INDEX TO EXHIBITS............................................................        24

                                       2

                          PART I. FINANCIAL INFORMATION

                                SUCCESSORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      May 1,               January 30,
                                                                       1999                    1999
                                                                   --------------          -------------
ASSETS
Current assets:
    Cash and cash equivalents                                      $    1,400,000          $   1,615,000
    Accounts and notes receivable, net of allowance                     3,305,000              3,706,000
      of $731,000 and $660,000, respectively
    Inventories, net                                                    9,634,000             10,618,000
    Prepaid catalog expenses                                            1,344,000              1,067,000
    Other prepaid expenses                                              1,171,000              1,011,000
                                                                    -------------           ------------
Total current assets                                                   16,854,000             18,017,000

Property and equipment, net                                             9,579,000              9,899,000
Notes receivable                                                          274,000                297,000
Deferred financing costs, net                                             377,000                400,000
Deferred income taxes                                                   5,476,000              5,476,000
Intangibles and other assets, net                                         868,000                888,000
                                                                   --------------          -------------

TOTAL ASSETS                                                       $   33,428,000          $  34,977,000
                                                                   --------------          -------------
                                                                   --------------          -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                              $    5,450,000          $   6,035,000
    Accounts payable                                                    6,492,000              6,447,000
    Accrued expenses                                                    1,845,000              2,022,000
                                                                   --------------          -------------
Total current liabilities                                              13,787,000             14,504,000
Long-term debt                                                          4,301,000              5,049,000
                                                                   --------------          -------------
Total liabilities                                                      18,088,000             19,553,000
                                                                   --------------          -------------

Minority interest in subsidiaries                                              --                 51,000
                                                                   --------------          -------------

Stockholders' equity:
    Common stock, $.01 par value; 20,000,000 shares
      authorized; 6,922,988 and 6,913,293 shares issued
      and outstanding, respectively                                        69,000                 69,000
    Common stock warrants                                               2,291,000              1,788,000
    Notes receivable from stockholders                                   (273,000)              (273,000)
    Additional paid-in capital                                         26,209,000             26,188,000
    Accumulated deficit                                               (12,892,000)           (12,335,000)
    Accumulated other comprehensive loss                                  (64,000)               (64,000)
                                                                   --------------          -------------
Total stockholders' equity                                             15,340,000             15,373,000
                                                                   --------------          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   33,428,000          $  34,977,000
                                                                   --------------          -------------
                                                                   --------------          -------------

             The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                            Three Months Ended
                                                                  ----------------------------------------
                                                                      May 1,                     May 2,
                                                                       1999                       1998
                                                                  --------------             -------------
Net product sales                                                   $12,056,000               $ 12,261,000
Cost of goods sold                                                    5,262,000                  5,177,000
                                                                  --------------             -------------

Gross profit on product sales                                         6,794,000                  7,084,000

Fees, royalties and other income                                        155,000                    318,000
                                                                  --------------             -------------

Gross margin                                                          6,949,000                  7,402,000

Operating expenses                                                    7,124,000                  8,410,000
                                                                  --------------             -------------

Loss from operations                                                   (175,000)                (1,008,000)
                                                                  --------------             -------------

Other income (expense):
   Interest expense                                                    (363,000)                  (341,000)
   Minority interests in subsidiaries                                   (30,000)                   (36,000)
   Interest income                                                        9,000                         --
   Other, net                                                             2,000                     10,000
                                                                  --------------             -------------

Total other expense                                                    (382,000)                  (367,000)
                                                                  --------------             -------------

Loss before income tax                                                 (557,000)                (1,375,000)

Income tax                                                                   --                         --
                                                                  --------------             -------------

Net loss                                                            $  (557,000)              $ (1,375,000)
                                                                  ==============             =============

Foreign currency translation adjustment                                      --                    1,000
                                                                  --------------             -------------

Comprehensive loss                                                  $  (557,000)              $ (1,374,000)
                                                                  ==============             =============

Loss per share:
   Basic and diluted                                                $     (0.08)              $       (.20)
                                                                  ==============             =============



       The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                 Notes                       Accumulated
                                 Common Stock        Additional     Common     Receivable                       Other
                              -------------------     Paid-In       Stock        From        Accumulated    Comprehensive
                               Shares     Amount      Capital      Warrants   Stockholders     Deficit          Loss
                              ---------   -------   -----------   ----------  ------------  -------------   -------------
Balance at January 30, 1999   6,913,293   $69,000   $26,188,000   $1,788,000   $(273,000)   $(12,335,000)     $(64,000)

Net loss for the period              --        --            --           --          --        (557,000)           --

Stock Warrants                       --        --            --      503,000          --              --            --

Common stock transactions:
  Sales of common shares          9,695        --        21,000           --          --              --            --
                              ---------   -------   -----------   ----------  ------------  -------------   -------------

Balance at May 1, 1999        6,922,988   $69,000   $26,209,000   $2,291,000   $(273,000)   $(12,892,000)     $(64,000)
                              =========   =======   ===========   ==========  ============  =============   =============


                                  Total
                              Stockholders'
                                 Equity
                              ------------
Balance at January 30, 1999   $ 15,373,000

Net loss for the period           (557,000)

Stock Warrants                     503,000

Common stock transactions:
  Sales of common shares            21,000
                              ------------

Balance at May 1, 1999         $15,340,000
                              ============


        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Three Months Ended
                                                                       ------------------------------------
                                                                          May 1,                   May 2,
                                                                           1999                     1998
                                                                       ----------               -----------
Cash flows from operating activities:
   Net loss                                                            $ (557,000)              $(1,375,000)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
       Depreciation and amortization                                      487,000                   674,000
       Amortization of debt discount                                       42,000                    31,000
                                                                       ----------               -----------
                                                                          (28,000)                 (670,000)
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                       407,000                 1,850,000
      Inventories                                                         984,000                (1,410,000)
      Prepaid catalog expenses                                           (277,000)                   63,000
      Other prepaid expenses                                             (174,000)                 (235,000)
      Deferred financing costs                                             23,000                    16,000
      Accounts payable                                                     45,000                   923,000
      Accrued expenses                                                   (177,000)                  (63,000)
      Minority interest                                                   (51,000)                  (56,000)
      Other                                                               (27,000)                   65,000
                                                                       ----------               -----------
Net cash provided by operating activities                                 725,000                   483,000
                                                                       ----------               -----------

Cash flows from investing activities:
    Proceeds from notes receivable issued in connection
      with sale of property and equipment                                  17,000                        --
    Purchases of property and equipment                                  (106,000)                 (703,000)
                                                                       ----------               -----------
Net cash used in investing activities                                     (89,000)                 (703,000)
                                                                       ----------               -----------

Cash flows from financing activities:
    Proceeds from sales of common stock                                    21,000                    14,000
    Net repayments on revolving credit loan                              (528,000)                 (165,000)
    Repayments of long-term debt                                         (344,000)                 (152,000)
                                                                       ----------               -----------
Net cash used in financing activities                                    (851,000)                 (303,000)
                                                                       ----------               -----------

Net decrease in cash                                                     (215,000)                 (523,000)

Cash and cash equivalents, beginning of period                          1,615,000                 1,751,000
                                                                       ----------               -----------

Cash and cash equivalents, end of period                               $1,400,000               $ 1,228,000
                                                                       ==========               ===========


        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  DESCRIPTION OF THE BUSINESS

Successories, Inc. and its subsidiaries (collectively the "Company") design, manufacture, and market proprietary and licensed products for business, personal motivation and for golf enthusiasts. The Company considers itself a single line of business with products that are marketed primarily under the SUCCESSORIES, WINNERS Collection, BRITISH LINKS and THE GOLF COMPANY FROM GOLF DIGEST trade names through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores) and wholesale distribution (including sales to franchisees) channels. The Company operates a chain of Successories retail stores located primarily in the United States. The Company also operates a franchising program whereby it sells franchises to market the Company's products under the SUCCESSORIES trademark.

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

The Company's fiscal year ends on the Saturday closest to January 31. References to the three months ended May 1, 1999 and May 2, 1998 refer to the thirteen weeks ended on the dates indicated.

The results of operations for the three months ended May 1, 1999 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

NOTE 3.  INVENTORIES

Inventories are comprised of the following:

                                             May 1,         January 30,
                                             1999              1999
                                          -----------      -----------
     Finished goods                       $ 7,354,000      $ 8,199,000
     Raw materials                          2,499,000        2,638,000
                                          -----------      -----------

                                            9,853,000       10,837,000
     Less reserve for obsolescence           (219,000)        (219,000)
                                          -----------      -----------
                                          $ 9,634,000      $10,618,000
                                          ===========      ===========

NOTE 4.  DEBT

Debt consists of the following:

                                                          May 1,       January 30,
                                                          1999             1999
                                                      -----------      -----------
     Bank borrowings:
       Term loan, net of debt discount of
          $953,000 and $477,000                       $ 5,012,000      $ 5,800,000
       Revolving credit loan                            4,346,000        4,874,000
       Fixed rate loan, net of debt discount of
          $245,000 and $260,000                           255,000          240,000
     Capital lease obligations                            138,000          170,000
                                                      -----------      -----------
                                                        9,751,000       11,084,000
     Less current portion                              (5,450,000)      (6,035,000)
                                                      -----------      -----------
     Long-term debt                                   $ 4,301,000      $ 5,049,000
                                                      ===========      ===========

On June 20, 1997, the Company entered into a credit facility agreement with a bank. Per the agreement, as amended most recently on April 28, 1999, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000 and for each succeeding July 1 through December 31; the maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 50% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. The interest rates on the term loan and revolving credit loan were 9.00% and 8.50%, respectively, at May 1, 1999. The term loan is payable in quarterly installments of $125,000 through June 1, 1998, $312,500 from September 1, 1998 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined. As of May 1, 1999, available borrowings on the revolving credit loan was $698,000. On June 20, 1997, warrants to purchase 150,000 shares of the Company's common stock were issued to the bank as part of this agreement. Initially these warrants had exercise prices ranging from $6.19 to $9.73 and expiration dates in June 2001; however, the exercise prices were subsequently adjusted to $2.00 and the expiration dates were extended to June 2005.

In July 1997, the agreement for the credit facility was amended to include an additional $500,000 fixed rate loan. The loan bears interest at 12% and is due in June 2003. Warrants to purchase an additional 72,464 shares were issued to the bank in connection with this amendment and initially had an exercise price of $6.90 and an expiration date of July 2003; however, the exercise price was subsequently adjusted to $2.00 and the expiration date was extended to July 2005.

On April 28, 1999, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA"), interest coverage ratio, fixed charge coverage, debt to EBITDA ratio, and capital expenditure limitation covenants for the year ended January 30, 1999, and adjust certain other covenants prospectively. The amended agreement requires that (i) adjusted EBITDA, as defined, which is based on a rolling four quarter period, may not be less than a loss of $1,565,000 for the four quarters ended May 1, 1999, and increases each subsequent quarter to $6.8 million for the four quarters ended November 4, 2000; and for each quarter thereafter; (ii) the interest coverage ratio, as defined, may not be less than 0.75 to 1.0 at October 30, 1999, and increases each subsequent quarter to 5.0 to 1.0 for the quarter ended April 29, 2000 and for each quarter thereafter; (iii) the fixed charge coverage ratio, as defined, may not be less than 2.6 to 1.0 at January 29, 2000, and 1.5 to 1.0 thereafter; and (iv) the debt to EBITDA ratio, as defined, may not be greater than 3.0 to 1.0 at January 29, 2000 and thereafter. Also, in certain cases where prepayments on the loans are made in connection with equity offerings, the amendment provides that certain quarterly installments on the term loan will be deferred and the limits on borrowings relating to eligible inventory under the revolving credit loan will be increased.

As a result, pursuant to the terms of the bank credit agreement, $1,000,000 of proceeds from the sale of convertible preferred stock by the Company in May 1999 were used to make a prepayment on the next three quarterly installments through December 1, 1999, on the term loan. Also, per the agreement the limitation on borrowings against eligible inventory, as defined, under the Company's revolving credit loan was increased from 50% to 54%. For further information on the sale of convertible preferred stock by the Company, see Note 11.

In conjunction with the April 28, 1999 amendment, warrants to purchase an additional 300,000 shares were issued to the bank at an exercise price of $2.50 that expire in 2005, the expiration dates of the 150,000 warrants previously issued to the bank on June 20, 1997 were extended an additional two years and the Company paid the bank a fee equal to 0.5% of the aggregate commitments under the facility. The bank fee of $69,000 is included in interest expense in the accompanying financial statements for the three months ended May 1, 1999.

The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. At May 1, 1999, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

On May 14, 1998, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants for the year ended January 31, 1998, and adjust certain other covenants. The amended agreement required that (i) EBITDA, which is based on a rolling four quarter period, may not be less than $4 million for the four quarters ended May 2, 1998, and increases each subsequent quarter to $6.8 million for the four quarters ended February 3, 2001 and each quarter thereafter and (ii) the interest coverage ratio, as defined, not be less than 3.0 to 1.0 from May 2, 1998 through October 31, 1998, 4.0 to 1.0 at January 30, 1999, 4.5 to 1.0 at May 1, 1999 and July 31, 1999, and 5.0 to 1.0 thereafter. In addition, on September 1, 1998, the agreement was again amended to waive the EBITDA covenant, the interest charge coverage ratio and other related covenants for the second quarter of fiscal 1998 provided that EBITDA for the third quarter of fiscal 1998 was not less than $1.6 million. On December 11, 1998, the Company obtained a waiver from the bank for the EBITDA and interest coverage covenants for the third quarter ended October 31, 1998.

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

The stock warrants issued in conjunction with the credit facility and certain other financing transactions were assigned a fair value using the Black-Scholes option pricing model. The fair value of the warrants have been reflected as a discount on the debt and are being amortized as interest expense over the terms of the related debt. Interest expense related to these warrants amounted to $42,000 and $31,000 for the three months ended May 1, 1999 and May 2, 1998, respectively.

The weighted average interest rate on borrowings outstanding as of May 1, 1999 and January 30, 1999 were 9.1% and 9.9%, respectively.

NOTE 5.  INCOME TAXES

Management believes that it is more likely than not that the net deferred tax asset will be realized. Realization of the net deferred tax asset is largely dependent upon the Company generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. However, the amount of such realization could be reduced in the near term if estimates of future taxable income during the carryforward period are changed. To the extent the net operating loss carryforwards and existing deductible temporary differences are not offset by the existing taxable temporary differences reversing within the carryforward period, the remaining loss carryforwards are expected to be realized by achieving future profitable operations. See Note 9.

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to the statements of cash flows are as follows:

                                                    Three Months Ended
                                                ---------------------------
                                                  May 1,           May 2,
                                                   1999             1998
                                                -----------      ----------
Cash paid during the period for:
    Income taxes                                $    40,000      $   19,000
    Interest                                        312,000         294,000

NOTE 7.  LOSS PER SHARE

                                                    Three Months Ended
                                                ---------------------------
                                                  May 1,           May 2,
                                                   1999             1998
                                                -----------     -----------
Basic and diluted loss per share:

    Net loss                                    $    (557,000)   $(1,375,000)
                                                =============    ===========
    Weighted-average shares                         6,921,923      6,763,473
                                                =============    ===========

    Basic and diluted loss per share            $       (0.08)   $     (0.20)
                                                =============    ===========

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

The Company's reportable segments are the various distribution channels used to market its products. The Company's products have similar purposes and uses in each channel of distribution, but profitability varies among the channels. The Company considers itself a single line of business with products that are marketed through direct marketing (catalog, electronic commerce and telemarketing), retail (Company- owned stores), wholesale and franchise channels. The Company has five reportable segments - Direct Marketing - Successories, Direct Marketing - Golf, Retail Company-owned stores, Wholesale and Sales to Franchisees.

The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements in the Company's 10-K. The Company evaluates the performance of its operating segments based on income (loss) before other income (expense) and income taxes.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" row includes corporate related items not allocated to reportable segments.

                                        Net           Segment          Total           Capital         Depreciation
                                       Sales       Profit (Loss)       Assets        Expenditures    and Amortization
----------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MAY 1, 1999:
Direct Marketing Successories       $ 7,318,000     $   994,000      $ 2,308,000     $        --       $        --
Direct Marketing Golf                   257,000          64,000          784,000              --                --
Retail Company-owned stores           3,004,000        (110,000)       5,585,000           8,000           163,000
Wholesale                               373,000         (23,000)         781,000              --                --
Sales to Franchisees                  1,104,000         262,000        1,508,000              --             5,000
Other                                        --      (1,744,000)      22,462,000          98,000           319,000
  CONSOLIDATED                      $12,056,000     $  (557,000)     $33,428,000     $   106,000       $   487,000

----------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MAY 2, 1998:

Direct Marketing Successories       $ 6,761,000     $ 1,091,000      $ 3,422,000     $        --       $        --
Direct Marketing Golf                   674,000        (149,000)       2,335,000              --             7,000
Retail Company-owned stores           3,284,000        (263,000)       6,447,000         141,000           206,000
Wholesale                               645,000         133,000        1,295,000              --                --
Sales to Franchisees                    897,000         237,000        1,353,000              --             5,000
Other                                        --      (2,424,000)      24,871,000         562,000           456,000
  CONSOLIDATED                      $12,261,000     $(1,375,000)     $39,723,000     $   703,000       $   674,000

The Company utilizes its facilities and the majority of its assets interchangeably among each distribution channel. Assets that relate specifically to a reportable segment have been included in the above table. Assets identified to the reportable segments are primarily cash, receivables, inventory, prepaid catalog expenses, property and equipment, and intangibles.

The following table presents the details for "Other":

                                                      THREE MONTHS ENDED
                                                 ---------------------------
                                                    MAY 1           MAY 2
                                                    1999            1998
                                                 -----------     -----------
Corporate expenses                               $ 1,043,000     $ 1,601,000
Unallocated depreciation and
  amortization expense                               319,000         456,000
Other expenses                                       382,000         367,000
                                                 -----------     -----------

                                                 $ 1,744,000     $ 2,424,000
                                                 ===========     ===========

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

The Company's operations are principally in the United States. Operations outside of the United States are primarily in United Kingdom, Australia and Europe. No single foreign country or geographic area is significant to the consolidated operations. Foreign operations' net sales were $55,000 and $225,000, respectively, for the three months ended May 1, 1999 and May 2, 1998. Long-lived assets are all located in the United States.

The Company's products include distinctive lines of wall decor, desktop art, books and greeting cards, computer and audio products, personalized gifts and awards, and mugs. In addition, the Company sells other motivational products supplied by third parties. At May 1, 1999, sales by product categories comprised of approximately 44% wall decor, 23% desktop art, 17% books and greeting cards, 4% computer and audio products, 9% personalized gifts and awards and 3% other products. Information pertaining to sales by product categories as of May 2, 1998 was not available due to system limitations.

For the three months ended May 1, 1999 and May 2, 1998, no single customer or group under common control represented 10% or more of the Company's sales.

NOTE 9: RISKS AND UNCERTAINTIES

ABSENCE OF OPERATING PROFITS

The Company has incurred a loss from operations in two of the past three years, and has an accumulated deficit of $12,892,000 as of May 1, 1999. While management does not expect to incur an operating loss in future years, its ability to achieve profitability will depend on many factors including the Company's ability to develop, manufacture, and introduce and market commercially acceptable products while controlling operating costs.

On September 3, 1998, the Company announced that it would focus its future growth on its core motivational products business and its two most profitable distribution channels: direct marketing of SUCCESSORIES products and franchised retail stores. As a result, management developed plans, which are in progress as of May 1, 1999, to divest its golf catalog business and to convert its Company-owned retail stores to franchise owner-operators. The Company has hired a consultant with experience in marketing franchises to assist with the conversion of the Company-owned retail stores.
The Company has not yet sold the golf catalog business. As of May 1, 1999, the Company has converted five of its Company-owned retail stores to franchised stores. In addition, the Company has reduced overhead expenses and management expects to continue cost reductions.

The Company's operating results for the three months ended May 1, 1999 showed an improvement compared to the three months ended May 2, 1998. The operating loss of $175,000 for the three months ended May 1, 1999, an 83% improvement over the operating loss of $1,008,000 incurred for the three months ended May 2, 1998, was on plan. The improvement in operating results can be attributed to a reduction in selling, general and administrative expenses of over 15% as compared to the same period in the prior year. It should be noted that due to seasonality, the projection for the full year indicates a net profit. However, there can be no assurance that the Company will achieve a profitable level of operations in fiscal 1999 or that once profitability is achieved, that it can be sustained.

FINANCING CONSIDERATIONS

Based on current projections, management believes that there will be sufficient cash generated from operations and borrowings under its credit facility to enable the Company to operate for the foreseeable future.

In addition, the Company is discussing possible equity infusions with various parties. Any additional equity obtained would provide additional working capital in the event the Company does not achieve its projection. In May 1999, the company received $1,220,000 in proceeds from the sale of convertible preferred stock. Pursuant to the terms of the bank credit agreement, $1,000,000 of proceeds were used to make a prepayment on the next three quarterly installments through December 1, 1999, on the term loan. For further information on the sale of convertible preferred stock by the Company, see Note 11.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

In August 1998, James M. Beltrame, the Company's former president and chief executive officer ("Claimant"), filed a Demand for Arbitration dated August 11, 1998 with the American Arbitration Association (Case No. 51-160-00347-98). Claimant was separated from employment with the Company on June 26, 1998 and sought arbitration pursuant to an Employment Agreement dated June 1, 1996 between the Company and Claimant. Claimant alleged and sought lost compensation and benefits due and owing to him from the Company in an amount claimed to be in excess of $400,000. The Company responded to the claim with what the Company believed to be a meritorious defense. On May 26, 1999, the parties entered into a settlement agreement to effectuate a final resolution of all matters relating to Mr. Beltrame's employment and termination thereof. The settlement payment made to Mr. Beltrame was included in accrued expenses as of January 30, 1999 and May 1, 1999. The Company and Mr. Beltrame dismissed the arbitration hearing with prejudice.

In a related matter, the Company filed a complaint on December 9, 1998, against James M. Beltrame in the Circuit Court of the Eighteenth Judicial Circuit in DuPage County, Wheaton, Illinois (Case No. 98L01282). The Company alleged non-payment of principal and interest due on a promissory note executed by Mr. Beltrame. The Company sought judgment against Mr. Beltrame in the principal amount of $107,625 plus interest at a rate of 7% through June 30, 1998, and thereafter at a rate of 10%, together with costs and attorney fees. The case was dismissed with prejudice as part of the above-mentioned settlement agreement.

In May 1998, Wascher Corporation ("Wascher"), a franchisee of the Company, filed a Demand for Arbitration dated May 26, 1998 with the American Arbitration Association (Case No. 51-114-00227-98). Wascher alleges the following causes of action against the Company: breach of contract, breach of good faith and fair dealing, common law fraud, unfair competition, Robinson-Patman Act violation, tortious interference with contract and violation of the Wisconsin Fair Dealership Act. Wascher alleges and seeks an award in an amount in excess of $250,000 plus costs, disbursements and attorney's fees, an award of both treble and punitive damages, and such other relief deemed just and equitable.

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

NOTE 11.  SUBSEQUENT EVENTS

On May 28, 1999, the Company sold 503,092 shares of Series A convertible preferred stock to a group of investors, pursuant to Regulation D of the Securities Act of 1933. The Series A preferred stock has a par value of $0.01 per share and a purchase price of $2.425 per share. Dividends on the preferred stock are accrued and payable quarterly in either cash or common stock at the rate of 8% per annum, commencing on the date of issuance. Accrued and unpaid dividends shall be paid on (1) April 30, July 31, October 31, and January 31 of each year commencing on July 31, 2000, to the holders of record as they appear on the books and records of the Company 10 days preceding each payment date, and (2) the date certificates representing common stock of the Company are required to be delivered following any conversion of Series A convertible preferred stock. Holders of the preferred stock have the right to convert their shares, in whole or in part, into the Company's common stock. The preferred stock also has certain other rights including pre-emptive rights, voting rights, board representation, registration rights, and liquidation preference. At any time commencing one year after the date of issuance of the preferred stock, the holders of a majority of the preferred stock may require the Company to file a registration statement covering the conversion of preferred stock to common stock.

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

On September 3, 1998, the Company announced that it would focus its future growth on its core motivational and self-improvement products and its two most profitable distribution channels: direct marketing of SUCCESSORIES products and franchised retail stores. As a result, the Company began plans, which are in progress as of May 1, 1999, to divest its golf catalog business and to convert its Company-owned retail stores to franchise owner-operators. As of May 1, 1999, the Company has converted five of its Company-owned retail stores to franchised stores.

For the three months ended May 1, 1999 and May 2, 1998, net product sales for the various distribution channels were as follows:

                                                 Three Months Ended
                                        -------------------------------------
                                            May 1,                May 2,
                                             1999                  1998
                                        ---------------       ---------------
Direct marketing - Successories               61%                   56%
Direct marketing - Golf                        2%                    5%
Retail Company-owned stores                   25%                   27%
Wholesale distribution                         3%                    5%
Sales to franchisees                           9%                    7%

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 1, 1999, COMPARED TO THREE MONTHS ENDED MAY 2, 1998

Net product sales were $12,056,000 for the three months ended May 1, 1999, compared to $12,261,000 for the corresponding three months ended May 2, 1998. The $205,000, or 1.7%, decrease in sales was comprised of direct marketing-golf sales of $417,000, or 61.9%, retail Company-owned store sales of $280,000, or 8.5%, and wholesale sales of $272,000, or 42.2%, offset by an increase in direct marketing-Successories sales of $557,000, or 8.2%, and franchise sales of $207,000 or 23.1%.

The 8.2% increase in direct marketing-Successories sales was attributable to planned increases in circulation of SUCCESSORIES catalogs. The 23.1% increase in franchise sales was due to new products and higher sales volume from the conversion of five Company-owned retail stores to franchised stores. The decrease in direct marketing-golf sales was due to planned reductions in circulation of the Company's golf catalogs. Retail Company-owned store sales decreased by 8.5% due to fewer stores in operation in the current year, offset by an increase in same-store sales of 2.3% as compared to the same prior year three months ended May 2, 1998. There were 33 Company-owned and operated retail stores at May 1, 1999 as compared to 40 stores at May 2, 1998.

Gross margin, as a percent of net product sales, was 57.6% for the three months ended May 1, 1999, compared to 60.4% for the corresponding three months ended May 2, 1998. The decrease in gross margin is due to lower gross profit on product sales and royalty income. The decrease in gross profit on product sales was due to planned product promotions resulting from market testing in the direct marketing and retail distribution channels. Royalty income decreased from the prior year primarily as a result of a decrease in wholesale sales.

Operating expenses decreased for the three months ended May 1, 1999 to $7,124,000 from $8,410,000 for the three months ended May 2, 1998. The 15.3% decrease in current year operating expenses can be attributed to reducing expenses related to the Company's golf catalog business and exiting its European expansion, which had significant costs in the corresponding prior year three months ended May 2, 1998. Also in the current year, corporate and administrative expenses decreased as a result of focusing on the two core channels; direct marketing of SUCCESSORIES products and sales to franchise owner-operators.

Interest expense was $363,000 for the three months ended May 1, 1999, compared to $341,000 for the three months ended May 2, 1998. The current year interest expense includes a bank amendment fee of $69,000. Included in interest expense is the non-cash interest related to the amortization of the debt discount. This non-cash interest amounted to $42,000 and $31,000 for the three months ended May 1, 1999 and May 2, 1998, respectively.

The net loss of $557,000 for the three months ended May 1, 1999 was less than the net loss of $1,375,000 for the three months ended May 2, 1998, primarily due to a decrease in operating expenses offset by a decrease in net sales and gross margin. As a percentage of net product sales, the net loss decreased to

4.6% for the three months ended May 1, 1999, as compared to a net loss of 11.2% for the three months ended May 2, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit loan, to fund its cash requirements.

Operating activities provided cash of $725,000 for the three months ended May 1, 1999, compared to $483,000 for the three months ended May 2, 1998. The improvement in cash flows from operating activities can be primarily attributable to a decrease in the net loss and inventory, offset by a decrease in depreciation and amortization, the change in accounts receivable and an increase in prepaid catalog expenses. The decrease in inventory can be attributed to management's planned efforts to reduce inventory expenses. The decrease in accounts receivable can be attributed to improved collections.

Investing activities used cash of $89,000 for the three months ended May 1, 1999, compared to $703,000 for the three months ended May 2, 1998. Capital expenditures were the principal use of cash. During the three months ended May 1, 1999, the Company expended funds for computer equipment related to addressing Year 2000 compliance. In the prior year three months ended May 2, 1998, the Company expended funds primarily for the new point-of-sale computer systems for its Company-owned retail stores. The Company's current credit facility limits capital expenditures to $1 million for each fiscal year.

Financing activities used cash of $851,000 for the three months ended May 1, 1999, compared to $303,000 for the three months ended May 2, 1998. Scheduled debt repayments on term notes and capital leases, and net repayments on the revolving credit loan were the principal uses of cash.

On June 20, 1997, the Company entered into a credit facility agreement with a bank. Per the agreement, as amended most recently on April 28, 1999, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000 and for each succeeding July 1 through December 31; the maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 50% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. The interest rates on the term loan and revolving credit loan were 9.00% and 8.50%, respectively, at May 1, 1999. The term loan is payable in quarterly installments of $125,000 through June 1, 1998, $312,500 from September 1, 1998 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined. On June 20, 1997, warrants to purchase 150,000 shares of the Company's common stock were issued to the bank as part of this agreement. Initially these warrants had exercise prices ranging from $6.19 to $9.73 and expiration dates in June 2001; however, the exercise prices were subsequently adjusted to $2.00 and the expiration dates were extended to June 2005.

In July 1997, the agreement for the credit facility was amended to include an additional $500,000 fixed rate loan. The loan bears interest at 12% and is due in June 2003. Warrants to purchase an additional 72,464 shares were issued to the bank in connection with this amendment and initially had an exercise price of $6.90 and an expiration date of July 2003; however, the exercise price was subsequently adjusted to $2.00 and the expiration date was extended to July 2005.

On April 28, 1999, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA"), interest coverage ratio, fixed charge coverage, debt to EBITDA ratio, and capital expenditure limitation covenants for the year ended January 30, 1999, and adjust certain other covenants prospectively. The amended agreement requires that (i) adjusted EBITDA, as defined, which is based on a rolling four quarter period, may not be less than a loss of $1,565,000 for the four quarters ended May 1, 1999, and increases each subsequent quarter to $6.8 million for the four quarters ended November 4, 2000 and for each quarter thereafter; (ii) the interest coverage ratio, as defined, may not be less than 0.75 to 1.0 at October 30, 1999, and increases each subsequent quarter to 5.0 to 1.0 for the quarter ended April 29, 2000 and for each quarter thereafter; (iii) the fixed charge coverage ratio, as defined, may not be less than 2.6 to 1.0 at January 29, 2000, and 1.5 to 1.0 thereafter; and (iv) the debt to EBITDA ratio, as defined, may not be greater than 3.0 to 1.0 at January 29, 2000 and thereafter. Also, in certain cases where prepayments on the loans are made in connection with equity offerings, the amendment provides that certain quarterly installments on the term loan will be deferred and the limits on borrowings relating to eligible inventory under the revolving credit loan will be increased.

In conjunction with the April 28, 1999 amendment, warrants to purchase an additional 300,000 shares were issued to the bank at an exercise price of $2.50 that expire in 2005, the expiration dates of the 150,000 warrants previously issued to the bank on June 20, 1997 were extended an additional two years to June 2005, and the Company paid the bank a fee equal to 0.5% of the aggregate commitments under the facility. The bank fee of $69,000 is included in interest expense in the accompanying financial statements for the three months ended May 1, 1999.

The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. At May 1, 1999, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

On May 14, 1998, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA") and interest coverage ratio covenants for the year ended January 31, 1998, and adjust certain other covenants. The amended agreement required that (i) EBITDA, which is based on a rolling four quarter period, may not be less than $4 million for the four quarters ended May 2, 1998, and increases each subsequent quarter to $6.8 million for the four quarters ended February 3, 2001 and each quarter thereafter and (ii) the interest coverage ratio, as defined, not be less than 3.0 to 1.0 from May 2, 1998 through October 31, 1998, 4.0 to 1.0 at January 30, 1999, 4.5 to 1.0 at May 1, 1999 and July 31, 1999, and 5.0 to 1.0 thereafter. In addition, on September 1, 1998, the agreement was again amended to waive the EBITDA covenant, the interest charge coverage ratio and other related covenants for the second quarter of fiscal 1998 provided that EBITDA for the third quarter of fiscal 1998 was not less than $1.6 million. On December 11, 1998, the Company obtained a waiver from the bank for the EBITDA and interest coverage covenants for the third quarter ended October 31, 1998.

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

At May 1, 1999 available borrowings on the revolving credit loan was $698,000. The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs and fund debt service and anticipated capital expenditures.

In addition, the Company is discussing possible equity infusions with various parties. Any additional equity obtained would provide additional working capital in the event the Company does not achieve its projection. In May 1999, the Company received $1,220,000 in proceeds from the sale of convertible preferred stock. Pursuant to the terms of the bank credit agreement, $1,000,000 of proceeds were used to make a prepayment on the next three quarterly installments through December 1, 1999, on the term loan. Also, per the agreement the limitation on borrowings against eligible inventory, as defined under the Company's revolving credit loan was increased from 50% to 54%. For further information on the sale of convertible preferred stock by the Company, see Note 11.

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

The following table reflects the methodology and the completion status of each phase as it applies to the key IT and non-IT systems and products:

                              PREPARATION    SURVEYING     PLANNING            IMPLEMENTATION
                              -----------    ---------     --------            --------------
FINANCIAL AND INVENTORY        Complete      Complete      Complete            Est. Q2 - 1999
SYSTEMS
ORDER ENTRY AND                Complete      Complete      Complete            Est. Q2 - 1999
FULFILLMENT
TELECOMMUNICATIONS             Complete      Complete      Complete            Complete
LAN/WAN                        Complete      Complete      Est. Q2 - 1999      Est. Q3 - 1999
ANCILLARY SOFTWARE             Complete      Complete      Est. Q2 - 1999      Est. Q2 - 1999
PC SOFTWARE                    Complete      Complete      Est. Q2 - 1999      Est. Q3 - 1999
(NON-FINANCIAL)
MANUFACTURING                  Complete      Complete      Est. Q2 - 1999      Est. Q3 - 1999
EQUIPMENT
THIRD PARTY VENDORS            Complete      Complete      Est. Q2 - 1999      Est. Q3 - 1999

The new order entry, inventory control, manufacturing, fulfillment, financial and point-of-sale systems are all Year 2000 compatible. The majority of the work to be completed relates to vendor compliance issues.

Even with the above phases, the Company can not guarantee that its compliant systems will not encounter difficulties when attempting to interface or interconnect with third party systems, whether or not those systems are claimed to be "compliant", and the Company can not guarantee that such failure to interface or interconnect will not have a materially adverse effect on the Company's operations. The Company expects to identify any significant vendors compliance problems by the second quarter of 1999, and to resolve those issues by the end of the third quarter 1999. Despite this approach, there can be no guarantee that the systems of other companies on which the Company is reliant will be converted timely, or that a failure by another company to convert would not have a materially adverse effect on the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with adverse changes in interest rate and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. Principal exposed to interest rate risk is limited to $10,311,000 in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada, United Kingdom and Australia. The Company's exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In August 1998, James M. Beltrame, the Company's former president and chief executive officer ("Claimant"), filed a Demand for Arbitration dated August 11, 1998 with the American Arbitration Association (Case No. 51-160-00347-98). Claimant was separated from employment with the Company on June 26, 1998 and sought arbitration pursuant to an Employment Agreement dated June 1, 1996 between the Company and Claimant. Claimant alleged and sought lost compensation and benefits due and owing to him from the Company in an amount claimed to be in excess of $400,000. The Company responded to the claim with what the Company believed to be a meritorious defense. On May 26, 1999 the parties entered into a settlement agreement to effectuate a final resolution of all matters relating to Mr. Beltrame's employment and termination thereof. The settlement made to Mr. Beltrame was included in accrued expenses at January 30, 1999 and May 1, 1999. The Company and Mr. Beltrame dismissed the arbitration hearing with prejudice.

In a related matter, the Company filed a complaint on December 9, 1998, against James M. Beltrame in the Circuit Court of the Eighteenth Judicial Circuit in DuPage County, Wheaton, Illinois (Case No. 98L01282). The Company alleged non-payment of principal and interest due on a promissory note executed by Mr. Beltrame. The Company sought judgment against Mr. Beltrame in the principal amount of $107,625 plus interest at a rate of 7% through June 30, 1998, and thereafter at a rate of 10%, together with costs and attorney fees. The case was dismissed with prejudice as part of the above-mentioned settlement agreement.

In May 1998, Wascher Corporation ("Wascher"), a franchisee of the Company, filed a Demand for Arbitration dated May 26, 1998 with the American Arbitration Association (Case No. 51-114-00227-98). Wascher alleges the following causes of action against the Company: breach of contract, breach of good faith and fair dealing, common law fraud, unfair competition, Robinson-Patman Act violation, tortious interference with contract and violation of the Wisconsin Fair Dealership Act. Wascher alleges and seeks an award in an amount in excess of $250,000 plus costs, disbursements and attorney's fees, an award of both treble and punitive damages, and such other relief deemed just and equitable.

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

(b) No reports on Form 8-K have been filed during the three months ended May 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SUCCESSORIES, INC.
                                  (Registrant)

Date:  June 11, 1999              By:    /s/ Arnold M. Anderson
                                         -------------------------------------
                                         Arnold M. Anderson
                                         Chief Executive Officer, Chairman
                                         of the Board and Director
                                         (Principal Executive Officer)

Date:  June 11, 1999              By:    /s/ Gary Rovansek
                                         -------------------------------------
                                         Gary Rovansek
                                         President, Chief Operating Officer
                                         and Director

Date:  June 11, 1999              By:    /s/ Steven D. Kuptsis
                                         -------------------------------------
                                         Steven D. Kuptsis
                                         Senior Vice President, Administration
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                INDEX TO EXHIBITS

Exhibit No.                        Description
----------                         -----------
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

10.7      Lease Agreements between LaSalle National Trust Bank as Trustee under
          Trust No. 107739 and Celebrating Excellence (4)

10.8      Stock Option Instrument for Arnold M. Anderson dated November 19,
          1991 (1)

10.9      Celex Group, Inc. Stock Option Plan (1)

10.10 Joint Venture Agreement with Morrison DFW, Inc. and related documents (4)

10.11     Indemnification Agreement dated April 7, 1999 between the Company and
          Arnold M. Anderson (filed herewith)

          Indemnification Agreements in the form filed were also entered into by the Messrs, Seamas T. Coyle, Timothy C. Dillon, C. Joseph LaBonte,
          Steven B. Larrick, Michael H. McKee, Mervyn C. Phillips, Jr., Guy E.
          Snyder, Gary Rovansek, Scott R. Morrison, Jr., and Jack Miller



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

10.31     Lease Agreement between LaSalle National Trust, N.A. as Trustee under
          Trust No. 120358 and Celex, Group, Inc. (14)

10.32     Second Amendment to Credit Agreement between the Company and the
          Provident Bank dated as of May 14, 1998 (14)

10.33     Third Amendment to Credit Agreement between the Company and the
          Provident Bank dated as of September 1, 1998 (15)

10.34     Employment Agreement with Gary Rovansek dated October 29, 1998 (15)

10.35     Fourth Amendment to Credit Agreement between the Company and the
          Provident Bank dated as of April 28, 1999 (filed herewith)

10.36     Warrants to Purchase Common Stock of the Company granted to Provident
          Bank and dated as of April 29, 1999 (filed herewith)

10.37 Preferred Stock Purchase Agreement dated as of May 28, 1999 by and among the Company and the investors (16)

21.1      Subsidiaries (4)

27.1      Financial Data Schedule (filed herewith)

-----------------------------

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

(16) Filed with the Company's Form 8-K on June 10, 1999, and incorporated herein by reference.