Form 10-Q
period 1999-07-31
SUCCESSORIES INC
filed 1999-09-14
CIK 911323

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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

       Registrant had 6,930,106 shares of common stock, $.01 par value, outstanding as of September 3, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 SUCCESSORIES, INC.
                                 INDEX TO FORM 10-Q


PART I.    FINANCIAL INFORMATION

                                                                                        PAGE NUMBER
           Item 1.  Financial Statements

                    Consolidated Balance Sheets......................................        3

                    Consolidated Statements of Operations............................        4

                    Consolidated Statement of Stockholders' Equity...................        5

                    Consolidated Statements of Cash Flows............................        6

                    Notes to Consolidated Financial Statements.......................        7

           Item 2.  Management's Discussion and Analysis of

                    Financial Condition and Results of Operations....................        16

           Item 3.  Quantitative and Qualitative Disclosures

                    About Market Risk................................................        22


PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings................................................        23

           Item 2.  Changes in Securities............................................        23

           Item 4.  Submission of Matters to a Vote of Security Holders..............        24

           Item 6.  Exhibits and Reports on Form 8-K.................................        24

SIGNATURES          .................................................................        25

INDEX TO EXHIBITS   .................................................................        26

                          PART I. FINANCIAL INFORMATION

                               SUCCESSORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                      July 31,             January 30,
                                                                        1999                   1999
                                                                   ---------------         -------------
ASSETS
Current assets:

    Cash and cash equivalents                                     $       940,000            $ 1,615,000
    Accounts and notes receivable, net of allowance
      of $693,000 and $660,000, respectively                            3,110,000              3,706,000
    Inventories, net                                                    9,318,000             10,618,000
    Prepaid catalog expenses                                            1,143,000              1,067,000
    Other prepaid expenses                                              1,190,000              1,011,000
                                                                  ---------------           ------------
Total current assets                                                   15,701,000             18,017,000

Property and equipment, net                                             9,226,000              9,899,000
Notes receivable                                                          142,000                297,000
Deferred financing costs, net                                             348,000                400,000
Deferred income taxes                                                   5,476,000              5,476,000
Intangibles and other assets, net                                         860,000                888,000
                                                                  ---------------          -------------
TOTAL ASSETS                                                      $    31,753,000           $ 34,977,000
                                                                  ---------------          -------------
                                                                  ---------------          -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                             $     4,739,000           $  6,035,000
    Accounts payable                                                    5,314,000              6,447,000
    Accrued expenses                                                    1,806,000              2,022,000
                                                                  ---------------           ------------
Total current liabilities                                              11,859,000             14,504,000

Long-term debt                                                          3,989,000              5,049,000
                                                                  ---------------           ------------
Total liabilities                                                      15,848,000             19,553,000
                                                                  ---------------            -----------

Minority interest in subsidiaries                                             --                  51,000
                                                                  ---------------         --------------

Stockholders' equity:

    Common stock, $.01 par value; 20,000,000 shares
      authorized; 6,930,106 and 6,913,293 shares issued
      and outstanding, respectively                                        69,000                 69,000
    Preferred stock, $.01 par value; 503,092 shares authorized;
       503,092 shares issued and outstanding as of July 31, 1999            5,000                     --
    Common stock warrants                                               2,291,000              1,788,000
    Notes receivable from stockholders                                   (165,000)              (273,000)
    Additional paid-in capital                                         27,438,000             26,188,000
    Accumulated deficit                                               (13,669,000)           (12,335,000)
    Accumulated other comprehensive loss                                  (64,000)               (64,000)
                                                                  ---------------          -------------
Total stockholders' equity                                             15,905,000             15,373,000
                                                                  ---------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    31,753,000           $ 34,977,000
                                                                  ---------------          -------------
                                                                  ---------------          -------------

        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                        Three Months Ended                       Six Months Ended
                                               -------------------------------------    ------------------------------------
                                                  July 31,            August 1,             July 31,           August 1,
                                                    1999                 1998                 1999                1998
                                               ---------------     ----------------     ----------------     --------------
Net product sales                              $  11,609,000         $11,506,000        $ 23,665,000         $ 23,767,000
Cost of goods sold                                 5,190,000           5,180,000          10,452,000           10,357,000
                                               -------------       -------------        ------------         ------------

Gross profit on product sales                      6,419,000           6,326,000          13,213,000           13,410,000

Fees, royalties and other income                     229,000              378,000            384,000              696,000
                                               -------------       --------------       ------------         ------------

Gross margin                                       6,648,000           6,704,000          13,597,000           14,106,000

Operating expenses                                 7,087,000           8,395,000          14,211,000           16,805,000
                                               -------------       -------------        ------------         ------------

Loss from operations                                (439,000)         (1,691,000)           (614,000)          (2,699,000)
                                               --------------       -------------       -------------        -------------

Other income (expense):
   Interest expense                                 (333,000)           (330,000)           (696,000)            (671,000)
   Minority interests in subsidiaries                (34,000)             26,000             (64,000)             (10,000)
   Interest income                                    19,000               6,000              28,000               12,000
   Other, net                                         18,000              30,000              20,000               34,000
                                               --------------      -------------        -------------        -------------

Total other expense                                 (330,000)           (268,000)           (712,000)            (635,000)
                                               --------------      -------------        -------------        -------------

Loss before income tax                              (769,000)         (1,959,000)         (1,326,000)          (3,334,000)

Income tax                                               --                    --                --                   --
                                               --------------      -------------        -------------        -------------

Net loss                                       $    (769,000)        $(1,959,000)       $ (1,326,000)        $ (3,334,000)
                                               --------------      -------------        -------------        -------------
                                               --------------      -------------        -------------        -------------

Foreign currency translation adjustment                  --                4,000                 --                 5,000
                                               --------------      -------------        -------------        -------------

Comprehensive loss                             $    (769,000)        $(1,955,000)       $ (1,326,000)        $ (3,329,000)
                                               --------------      -------------        -------------        -------------
                                               --------------      -------------        -------------        -------------

Loss per share:
  Basic and diluted                            $      ( .11)       $      ( .29)        $     ( .19)         $     ( .49)
                                               --------------      -------------        -------------        -------------
                                               --------------      -------------        -------------        -------------

        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                             Notes
                                   Common Stock        Preferred Stock        Common       Receivable    Additional
                                ------------------    -----------------        Stock          From         Paid-In     Accumulated
                                 Shares     Amount    Shares      Amount      Warrants    Stockholders     Capital       Deficit
                                --------    ------    ------      ------    -----------   -------------   ----------   -----------
Balance at January 30, 1999     6,913,293  $69,000      --         --        $1,788,000    $(273,000)    $26,188,000  $(12,335,000)

Net loss                             --      --         --         --            --            --              --       (1,326,000)

Stock warrants                       --      --         --         --           503,000        --              --            --

Notes receivable payments
    and write-off                    --      --         --         --            --          108,000           --            --

Common stock transactions:
    Sales of common shares         16,813    --         --         --            --            --           35,000           --

Preferred stock transactions:

    Sales of preferred shares        --      --      503,092       5,000         --            --        1,215,000           --
    Preferred stock dividends        --      --         --         --            --            --              --           (8,000)
                                --------- -------- ---------- ------------  ------------  -----------  ------------  --------------

Balance at July 31, 1999        6,930,106  $69,000   503,092   $   5,000    $2,291,000   $ (165,000)   $ 27,438,000  $(13,669,000)
                                --------- -------- ---------- ------------ ------------  ------------  ------------  --------------
                                --------- -------- ---------- ------------ ------------  ------------  ------------  --------------

                                    Accumulated
                                       Other                 Total
                                   Comprehensive         Stockholders'
                                       Loss                 Equity
                                   -------------         -------------
Balance at January 30, 1999           $ (64,000)          $15,373,000

Net loss                                   --              (1,326,000)

Stock warrants                             --                 503,000

Notes receivable payments
  and write-offs                           --                 108,000

Common stock transactions:
    Sales of common shares                 --                  35,000

Preferred stock transactions:
    Sales of preferred shares              --               1,220,000
    Preferred stock dividends              --                 (8,000)
                                    ------------         ------------
Balance at July 31, 1999              $ (64,000)         $ 15,905,000
                                    ------------         ------------
                                    ------------         ------------


        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six Months Ended
                                                                     ---------------------------------------
                                                                       July 31,                August 1,
                                                                         1999                     1998
                                                                     --------------          ---------------
Cash flows from operating activities:
   Net loss                                                          $(1,326,000)              $(3,334,000)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
       Depreciation and amortization                                   1,241,000                 1,369,000
       Amortization of debt discount                                     114,000                    59,000
                                                                   -------------             --------------
                                                                          29,000                (1,906,000)
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                      709,000                 2,967,000
      Inventories                                                      1,300,000                (1,721,000)
      Prepaid catalog expenses                                           (76,000)                  765,000
      Other prepaid expenses                                            (330,000)                 (342,000)
      Deferred financing costs                                            52,000                    38,000
      Accounts payable                                                (1,083,000)                  541,000
      Accrued expenses                                                  (216,000)                  176,000
      Minority interest                                                  (51,000)                 (253,000)
      Other                                                              (18,000)                  116,000
                                                                   -------------             --------------
Net cash provided by operating activities                                316,000                   381,000
                                                                   -------------             --------------

Cash flows from investing activities:
    Proceeds from notes receivable issued in connection with
       sale of property and equipment                                     42,000                        --
    Proceeds from sale of property and equipment                           2,000                        --
    Purchases of property and equipment                                 (373,000)               (1,243,000)
                                                                   -------------             --------------
Net cash used in investing activities                                   (329,000)               (1,243,000)
                                                                   -------------             --------------

Cash flows from financing activities:
    Proceeds from sales of common stock                                   35,000                    28,000
    Proceeds from sale of preferred stock                              1,220,000                        --
    Proceeds from notes receivable issued to stockholders                 58,000                        --
    Preferred stock dividends                                             (8,000)                       --
    Net repayments on revolving credit loan                             (602,000)                  754,000
    Repayments of long-term debt                                      (1,365,000)                 (318,000)
                                                                   -------------             --------------
Net cash (used in) provided by financing activities                     (662,000)                  464,000
                                                                   -------------             --------------

Net decrease in cash                                                    (675,000)                 (398,000)

Cash and cash equivalents, beginning of period                         1,615,000                  1,751,000
                                                                   -------------             --------------

Cash and cash equivalents, end of period                            $    940,000             $    1,353,000
                                                                   -------------             --------------
                                                                   -------------             --------------

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

The Company's fiscal year ends on the Saturday closest to January 31. References to the three and six months ended July 31, 1999 and August 1, 1998, refer to the thirteen and twenty-six weeks ended on the dates indicated.

The results of operations for the six months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

NOTE 3.  INVENTORIES

Inventories are comprised of the following:

                                             July 31,           January 30,
                                               1999                 1999
                                         -------------          -------------
    Finished goods                       $   6,859,000          $   8,199,000
    Raw materials                            2,678,000              2,638,000
                                         -------------          -------------

                                             9,537,000             10,837,000
    Less: reserve for obsolescence            (219,000)              (219,000)
                                         --------------         -------------
                                         $   9,318,000          $  10,618,000
                                         -------------          -------------
                                         -------------          -------------

NOTE 4.  DEBT

Debt consists of the following:

                                                           July 31,                 January 30,
                                                             1999                       1999
                                                        -------------               -------------
    Bank borrowings:
      Term loan, net of debt discount of
          $896,000 and $477,000                         $   4,068,000               $   5,800,000
      Revolving credit loan                                 4,273,000                   4,874,000
      Fixed rate loan, net of debt discount of
          $230,000 and $260,000                               269,000                     240,000
    Capital lease obligations                                 118,000                     170,000
                                                        -------------               -------------
                                                            8,728,000                  11,084,000

    Less: current portion                                  (4,739,000)                 (6,035,000)
                                                        --------------              -------------

    Long-term debt                                      $   3,989,000               $   5,049,000
                                                        --------------              -------------
                                                        --------------              -------------

On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"). Per the agreement, as amended most recently on April 28, 1999, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000 and for each succeeding July 1 through December 31; the maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 50% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. The interest rates on the term loan and revolving credit loan were 9.25% and 11.00%, respectively, at July 31, 1999. The term loan is payable in quarterly installments of $125,000 through June 1, 1998, $312,500 from September 1, 1998 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined. As of July 31, 1999, available borrowings on the revolving credit loan were $802,000. On June 20, 1997, warrants to purchase 150,000 shares of the Company's common stock were issued to the Bank as part of this agreement. Initially these warrants had exercise prices ranging from $6.19 to $9.73 and expiration dates in June 2001; however, the exercise prices were subsequently adjusted to $2.00 and the expiration dates were extended to June 2005.

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

On April 28, 1999, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA"), interest coverage ratio, fixed charge coverage, debt to EBITDA ratio, and capital expenditure limitation covenants for the year ended January 30, 1999, and adjust certain other covenants prospectively. The amended agreement requires that (i) adjusted EBITDA, as defined, which is based on a rolling four quarter period, may not be less than a loss of $1,565,000 for the four quarters ended July 31, 1999, and increases each subsequent quarter to $6,800,000 for the four quarters ended November 4, 2000; and for each quarter thereafter; (ii) the interest coverage ratio, as defined, may not be less than 0.75 to 1.0 at October 30, 1999, and increases each subsequent quarter to 5.0 to 1.0 for the quarter ended April 29, 2000 and for each quarter thereafter; (iii) the fixed charge coverage ratio, as defined, may not be less than 2.6 to 1.0 at January 29, 2000, and 1.5 to 1.0 thereafter; and (iv) the debt to EBITDA ratio, as defined, may not be greater than 3.0 to 1.0 at January 29, 2000 and thereafter. Also, in certain cases where prepayments on the loans are made in connection with equity offerings, the amendment provides that certain quarterly installments on the term loan will be deferred and the limits on borrowings relating to eligible inventory under the revolving credit loan will be increased.

As a result, pursuant to the terms of the Bank credit agreement, $1,000,000 of proceeds from the sale of convertible preferred stock by the Company in May 1999 were used to make a prepayment on the next three quarterly installments through December 1, 1999, on the term loan. Also, per the agreement the limitation on borrowings against eligible inventory, as defined, under the Company's revolving credit loan was increased from 50% to 54%. For further information on the sale of convertible preferred stock by the Company, see Note 5.

In conjunction with the April 28, 1999 amendment, warrants to purchase an additional 300,000 shares were issued to the Bank at an exercise price of $2.50 that expire in 2005, the expiration dates of the 150,000 warrants previously issued to the bank on June 20, 1997 were extended an additional two years and the Company paid the bank a fee equal to 0.5% of the aggregate commitments under the facility. The bank fee of $69,000 is included in interest expense in the accompanying financial statements for the six months ended July 31, 1999.

The credit facility also contains other provisions, including limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. At July 31, 1999, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

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

The stock warrants issued in conjunction with the credit facility and certain other financing transactions were assigned a fair value using the Black-Scholes option pricing model. The fair value of the warrants have been reflected as a discount on the debt and are being amortized as interest expense over the terms of the related debt. Interest expense related to these warrants amounted to $114,000 and $59,000 for the six months ended July 31, 1999 and August 1, 1998, respectively.

The weighted average interest rates on borrowings outstanding as of July 31, 1999 and January 30, 1999 were 10.5% and 9.9%, respectively.

NOTE 5.  PREFERRED STOCK

On May 28, 1999, the Company authorized and issued 503,092 shares of Series A convertible preferred stock to a group of investors, pursuant to Regulation D of the Securities Act of 1933. The Series A preferred stock has a par value of $0.01 per share and a purchase price of $2.425 per share. Dividends on the preferred stock accrue and are payable quarterly in either cash or common stock, at the Company's discretion, at the rate of 8% per annum, commencing on the date of issuance. Accrued and unpaid dividends shall be paid on (1) April 30, July 31, October 31, and January 31 of each year commencing on July 31, 2000, to the holders of record as they appear on the books and records of the Company 10 days preceding each payment date, and (2) the date certificates representing common stock of the Company are required to be delivered following any conversion of Series A convertible preferred stock. Holders of the preferred stock have the right to convert their shares, in whole or in part, into the Company's common stock. Initially, each share of preferred stock may be converted into one share of common stock (the "conversion rate"). The conversion rate is subject to adjustment. The above mentioned issuance of preferred stock also has certain other rights including pre-emptive rights, voting rights, board representation, registration rights, and liquidation preference. At any time commencing one year after the date of issuance of the preferred stock, the holders of a majority of the preferred stock may require the Company to file a registration statement covering the conversion of preferred stock to common stock.

NOTE 6.  INCOME TAXES

Management believes that it is more likely than not that the net deferred tax asset will be realized. Realization of the net deferred tax asset is largely dependent upon the Company generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. However, the amount of such realization could be reduced in the near term if estimates of future taxable income during the carryforward period are changed. To the extent the net operating loss carryforwards and existing deductible temporary differences are not offset by the existing taxable temporary differences reversing within the carryforward period, the remaining loss carryforwards are expected to be realized by achieving future profitable operations. See Note 10.

NOTE 7.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to the statements of cash flows are as follows:

                                                      Six Months Ended
                                               --------------------------------
                                                 July 31,          August 1,
                                                   1999              1998
                                               --------------    --------------
Cash Paid during the period for:
     Income taxes                              $        --       $     19,000
     Interest                                      568,000            595,000

NOTE 8.  LOSS PER SHARE

                                                      Three Months Ended                        Six Months Ended
                                             ----------------------------------      -----------------------------------
                                                 July 31,          August 1,             July 31,             August 1,
                                                  1999               1998                 1999                 1998
                                             --------------     ---------------      ----------------     --------------
Basic and diluted loss per share:

     Net loss                                 $   (769,000)     $  (1,959,000)       $  (1,326,000)       $  (3,334,000)
     Preferred stock dividend                       (8,000)                --               (8,000)                  --
                                             --------------     ---------------      ----------------     --------------
     Loss available to common
      stockholders                            $   (777,000)     $  (1,959,000)       $  (1,334,000)       $  (3,334,000)
                                             --------------     ---------------      ----------------     --------------
                                             --------------     ---------------      ----------------     --------------

     Weighted-average shares                     6,924,552           6,765,197            6,926,360           6,764,335
                                             --------------     ---------------      ----------------     --------------
                                             --------------     ---------------      ----------------     --------------

     Basic and diluted loss per share         $      ( .11)     $         (.29)      $        ( .19)      $        (.49)
                                             --------------     ---------------      ----------------     --------------
                                             --------------     ---------------      ----------------     --------------

The diluted computations did not assume the exercise of stock options and warrants due to their antidilutive effect on the loss per share.

NOTE 9.  SEGMENT AND RELATED INFORMATION

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

                                    Net        Segment          Total       Capital       Depreciation
                                   Sales     Profit (Loss)     Assets     Expenditures  and Amortization
THREE MONTHS ENDED JULY 31, 1999:

Direct Marketing Successories   $ 6,608,000   $ 1,216,000    $ 1,603,000   $      --     $    10,000
Direct Marketing Golf               453,000        40,000        790,000          --            --
Retail Company-owned stores       3,164,000      (142,000)     5,425,000       107,000       223,000
Wholesale                           219,000       (32,000)       756,000          --            --
Sales to Franchisees              1,165,000       247,000        993,000          --           5,000
Other                                  --      (2,098,000)    22,186,000       160,000       516,000
                                -----------    -----------   -----------   -----------   -----------
  CONSOLIDATED                  $11,609,000  $   (769,000)   $31,753,000   $   267,000   $   754,000


THREE MONTHS ENDED AUGUST 1, 1998:

Direct Marketing Successories   $ 5,988,000   $   658,000    $ 1,797,000   $      --     $      --
Direct Marketing Golf               713,000      (373,000)     2,289,000          --           7,000
Retail Company-owned stores       3,451,000      (392,000)     6,162,000       184,000       203,000
Wholesale                           459,000        71,000        740,000          --            --
Sales to Franchisees                895,000       216,000        789,000          --           5,000
Other                                  --      (2,139,000)    26,453,000       356,000       480,000
                                 -----------    -----------   -----------   -----------   -----------
  CONSOLIDATED                  $11,506,000   $(1,959,000)   $38,230,000   $   540,000   $   695,000


SIX MONTHS ENDED JULY 31, 1999:

Direct Marketing Successories   $13,926,000   $ 2,208,000    $ 1,603,000   $      --     $    10,000
Direct Marketing Golf               710,000       104,000        790,000          --            --
Retail Company-owned stores       6,168,000      (252,000)     5,425,000       115,000       386,000
Wholesale                           592,000       (55,000)       756,000          --            --
Sales to Franchisees              2,269,000       509,000        993,000          --          10,000
Other                                  --      (3,840,000)    22,186,000       258,000       835,000
                                -----------   -----------    -----------   -----------   -----------
  CONSOLIDATED                  $23,665,000   $(1,326,000)   $31,753,000   $   373,000   $ 1,241,000


SIX MONTHS ENDED AUGUST 1, 1998:

Direct Marketing Successories   $12,749,000   $ 1,749,000    $ 1,797,000   $      --     $      --
Direct Marketing Golf             1,387,000      (522,000)     2,289,000          --          15,000
Retail Company-owned stores       6,735,000      (655,000)     6,162,000       802,000       467,000
Wholesale                         1,104,000       204,000        740,000          --            --
Sales to Franchisees              1,792,000       453,000        789,000          --          10,000
Other                                  --      (4,563,000)    26,453,000       441,000       877,000
                                 -----------   ------------   ----------   ------------  ------------
  CONSOLIDATED                  $23,767,000   $(3,334,000)   $38,230,000   $ 1,243,000   $ 1,369,000

The Company utilizes its facilities and the majority of its assets interchangeably among each distribution channel. Assets that relate specifically to a reportable segment have been included in the above table. Assets identified to the reportable segments are primarily cash, receivables, inventory, prepaid catalog expenses, property and equipment, and intangibles.

The following table presents the details for "Other":

                                                   Three Months Ended                     Six Months Ended
                                               --------------------------------       -----------------------------
                                                    July 31,        August 1,             July 31,      August 1,
                                                     1999            1998                  1999            1998
                                               -------------   ----------------       ------------   --------------
Corporate expenses                              $  1,252,000     $  1,391,000         $  2,293,000     $  3,051,000
Unallocated depreciation and
  amortization expense                               516,000          480,000              835,000          877,000
Other expenses                                       330,000          268,000              712,000          635,000
                                               -------------   ----------------       ------------   --------------

                                                $  2,098,000     $  2,139,000         $  3,840,000     $  4,563,000
                                               -------------   ----------------       ------------   --------------
                                               -------------   ----------------       ------------   --------------

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

The Company's operations are principally in the United States. Operations outside of the United States are primarily in United Kingdom, Australia and Europe. No single foreign country or geographic area is significant to the consolidated operations. Foreign operations' net sales were $113,000 and $206,000, respectively, for the six months ended July 31, 1999 and August 1, 1998. Long-lived assets are all located in the United States.

The Company's products include distinctive lines of wall decor, desktop art, books and greeting cards, computer and audio products, personalized gifts and awards, and mugs. In addition, the Company sells other motivational products supplied by third parties. At July 31, 1999 and August 1, 1998, sales by product categories comprised of approximately 47% and 46% wall decor, 18% and 17% desktop art, 17% and 15% books and greeting cards, 2% and 4% computer and audio products, 9% and 5% personalized gifts and awards, and 7% and 13% other products, respectively.

For the six months ended July 31, 1999 and August 1, 1998, no single customer or group under common control represented 10% or more of the Company's sales.

NOTE 10: RISKS AND UNCERTAINTIES

ABSENCE OF OPERATING PROFITS

The Company has incurred a loss from operations in two of the past three years, and has an accumulated deficit of $13,669,000 as of July 31, 1999. While management does not expect to incur an operating loss in future years, its ability to achieve profitability will depend on many factors including the Company's ability to develop, manufacture, and introduce and market commercially acceptable products while controlling operating costs.

On September 3, 1998, the Company announced that it would focus its future growth on its core motivational products business and its two most profitable distribution channels: direct marketing of SUCCESSORIES products and franchised retail stores. As a result, management developed plans, which are in progress as of July 31, 1999, to divest its golf catalog business, to reduce the scope of its wholesale business, and to convert its Company-owned retail stores to franchise owner-operators. As of July 31, 1999, Company has not yet sold the golf catalog business. The Company has hired a consultant with experience in marketing franchises to assist with the conversion of the Company-owned retail stores. To-date, the Company has converted five of its Company-owned retail stores to franchised stores. In addition, the Company has reduced overhead expenses and management expects to continue cost reductions.

The Company's operating results for the six months ended July 31, 1999 showed an improvement compared to the six months ended August 1, 1998. The operating loss of $614,000 for the six months ended July 31, 1999, was a 77% improvement over the operating loss of $2,699,000 incurred for the six months ended August 1, 1998. The improvement in operating results can be attributed to a reduction in selling, general and administrative expenses of 15% as compared to the same period in the prior year. It should be noted that due to seasonality, the projection for the full year indicates a net profit. However, there can be no assurance that the Company will achieve a profitable level of operations in fiscal 1999 or that once profitability is achieved, that it can be sustained.

FINANCING CONSIDERATIONS

Based on current projections, management believes that there will be sufficient cash generated from operations and borrowings under its credit facility to enable the Company to operate for the foreseeable future.

In addition, the Company is discussing possible equity infusions with various parties. Any additional equity obtained would provide additional working capital in the event the Company does not achieve its projection. In May 1999, the Company received $1,220,000 in proceeds from the sale of convertible preferred stock. Pursuant to the terms of the bank credit agreement, $1,000,000 of proceeds were used to make a prepayment on the term loan. For further information on the sale of convertible preferred stock by the Company, see Note 5.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

In May 1998, Wascher Corporation ("Wascher"), a franchisee of the Company, filed a Demand for Arbitration dated May 26, 1998 with the American Arbitration Association (Case No. 51-114-00227-98). Wascher alleges the following causes of action against the Company: breach of contract, breach of good faith and fair dealing, common law fraud, unfair competition, Robinson-Patman Act violation, tortious interference with contract and violation of the Wisconsin Fair Dealership Act. In support thereof, Wascher alleges that the Company has not followed its agreement with Wascher or observed reasonable commercial standards and good business practices. Wascher alleges and seeks an award in an amount in excess of $250,000 plus costs, disbursements and attorney's fees, an award of both treble and punitive damages, and such other relief deemed just and equitable.

The hearing dates for Wascher were originally scheduled in January 1999. The Company and Wascher have postponed the hearing and are involved in settlement negotiations. If a settlement is not reached with Wascher, the Company intends to vigorously defend itself against the claims. Given the phase of this proceeding, the Company has determined that a reasonable assessment with respect to the financial impact, if any, cannot be made at this point in time.

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

On September 3, 1998, the Company announced that it would focus its future growth on its core motivational products business and its two most profitable distribution channels: direct marketing of SUCCESSORIES products and franchised retail stores. As a result, management developed plans, which are in progress as of July 31, 1999, to divest its golf catalog business, to reduce the scope of its wholesale business, and to convert its Company-owned retail stores to franchise owner-operators. As of July 31, 1999, Company has not yet sold the golf catalog business. The Company has hired a consultant with experience in marketing franchises to assist with the conversion of the Company-owned retail stores. To-date, the Company has converted five of its Company-owned retail stores to franchised stores. In addition, the Company has reduced overhead expenses and management expects to continue cost reductions.

For the three and six months ended July 31, 1999 and August 1, 1998, net product sales for the various distribution channels, as a percentage of total net product sales, were as follows:

                                                Three Months Ended                         Six Months Ended
                                          --------------------------------         ---------------------------------
                                            July 31,          August 1,              July 31,          August 1,
                                              1999               1998                  1999               1998
                                          -------------      ------------          ------------      --------------
  Direct marketing - Successories               57%                52%                   59%                54%
  Direct marketing - Golf                        4%                 6%                    3%                 6%
  Retail Company-owned stores                   27%                30%                   26%                28%
  Wholesale distribution                         2%                 6%                    2%                 5%
  Sales to franchisees                          10%                 6%                   10%                 7%

The gross profit margins for Company-owned retail stores and direct marketing - Successories are comparable. Direct marketing - golf has a lower gross profit margin in comparison to direct marketing - Successories, due to a higher percentage of non-proprietary products being sold in the direct marketing - golf channel. The gross profit margin for wholesale distribution sales and sales to franchisees is lower than the other channels since these sales are generally made at a significant discount from retail price.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1999, COMPARED TO THREE MONTHS ENDED AUGUST 1, 1998

Net product sales were $11,609,000 for the three months ended July 31, 1999, compared to $11,506,000 for the corresponding three months ended August 1, 1998. The $103,000, or 1%, increase in sales was comprised of an increase in direct marketing-Successories sales of $620,000 or 10.4%, and franchise sales of $270,000 or 30.2%, offset by a decrease in direct marketing-golf sales of $260,000, or 36.5%, retail Company-owned store sales of $287,000, or 8.3%, and wholesale sales of $240,000, or 52.3%.

The 10.4% increase in direct marketing-Successories sales was attributable to planned increases in circulation of SUCCESSORIES CATALOGS. The 30.2% increase in franchise sales was due to new products and higher sales volume. The 36.5% decrease in direct marketing-golf sales was due to planned reductions in circulation of the Company's golf catalogs. Retail Company-owned store sales decreased by 8.3% due to fewer stores in operation in the current year, offset by an increase in same-store sales of 4.8% as compared to the same quarter in the prior year. There were 32 Company-owned and operated retail stores at July 31, 1999 as compared to 39 stores at August 1, 1998.

Gross margin, as a percent of net product sales, was 57.2% for the three months ended July 31, 1999, compared to 58.2% for the corresponding three months ended August 1, 1998. The decrease in gross margin is primarily due to a decrease in royalty income. Royalty income decreased from the prior year primarily as a result of a decrease in wholesale sales.

Operating expenses decreased for the three months ended July 31, 1999 to $7,087,000 from $8,395,000 for the three months ended August 1, 1998. The 15.5% decrease in current year operating expenses can be attributed to a decrease in the Company's investment in its golf catalog business, exiting its European expansion, and reduction in corporate and administrative expenses as a result of focusing on the two core channels; direct marketing of SUCCESSORIES products and sales to franchise owner-operators.

Interest expense was $333,000 for the three months ended July 31, 1999, compared to $330,000 for the three months ended August 1, 1998. Included in interest expense is the amortization of the debt discount which is a non-cash expense. This non-cash interest amounted to $72,000 and $28,000 for the three months ended July 31, 1999 and August 1, 1998, respectively.

The net loss of $769,000 for the three months ended July 31, 1999 was less than the net loss of $1,959,000 for the three months ended August 1, 1998, primarily due to a decrease in operating expenses. As a percentage of net product sales, the net loss decreased to 6.6% for the three months ended July 31, 1999, as compared to a net loss of 17.0% for the three months ended August 1, 1998.

SIX MONTHS ENDED JULY 31, 1999, COMPARED TO SIX MONTHS ENDED AUGUST 1, 1998

Net product sales were $23,665,000 for the six months ended July 31, 1999, compared to $23,767,000 for the corresponding six months ended August 1, 1998. The $102,000, or 0.4%, decrease in sales is comprised of a decrease in direct marketing - golf sales of $677,000 or 48.8%, retail Company-owned store sales of $567,000 or 8.4%, and wholesale sales of $512,000 or 46.3%, offset by an increase in direct marketing - Successories sales of $1,177,000 or 9.2%, and franchise sales of $477,000 or 26.6%.

The 9.2% increase in direct marketing - Successories sales was attributable to planned increases in circulation of SUCCESSORIES catalogs. The 26.6% increase in franchise sales was due to new products and higher sales volume. The 48.8% decrease in direct marketing - golf sales was due to planned reductions in circulation of the Company's golf catalogs. Retail Company-owned store sales decreased by 8.4% due to fewer stores in operation in the current year, offset by an increase in same-store sales of 3.6% as compared to the same prior year six months ended August 1, 1998. There were 32 Company-owned and operated retail stores at July 31, 1999 as compared to 39 stores at August 1, 1998.

Gross margin, as a percent of net product sales, was 57.4% for the six months ended July 31, 1999, compared to 59.4% for the corresponding six months ended August 1, 1998. The decrease in gross margin is due to lower gross profit on product sales and a decrease in royalty income. The decrease in gross profit on product sales was due to planned product promotions in the direct marketing and retail distribution channels. Royalty income decreased from the prior year primarily as a result of a decrease in wholesale sales.

Operating expenses decreased for the six months ended July 31, 1999 to $14,211,000 from $16,805,000 for the six months ended August 1, 1998. The 15.4%
decrease in current year operating expenses can be attributed to a decrease in the Company's investment in its golf catalog business, exiting the European expansion, and reduction in corporate and administrative expenses as a result of focusing on the two core channels; direct marketing of SUCCESSORIES products and sales to franchise owner-operators.

Interest expense was $696,000 for the six months ended July 31, 1999, compared to $671,000 for the six months ended August 1, 1998. The current year interest expense includes a bank amendment fee of $69,000. Included in interest expense is the amortization of the debt discount which is a non-cash expense. This non-cash interest amounted to $114,000 and $59,000 for the six months ended July 31, 1999 and August 1, 1998, respectively.

The net loss of $1,326,000 for the six months ended July 31, 1999 was less than the net loss of $3,334,000 for the six months ended August 1, 1998, primarily due to a decrease in operating expenses and offset by a decrease in net sales and gross margin. As a percentage of net product sales, the net loss decreased to

5.6% for the six months ended July 31, 1999, as compared to a net loss of 14.0% for the six months ended August 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit loan, to fund its cash requirements.

Operating activities provided cash of $374,000 for the six months ended July 31, 1999, compared to $381,000 for the six months ended August 1, 1998. The change in cash flows from operating activities can be primarily attributable to a decrease in the net loss and inventory, offset by a decrease in depreciation and amortization, an increase in prepaid catalog expenses, and the change in accounts receivable and payable. The decrease in inventory and accounts payable can be attributed to management's planned efforts to reduce inventory. The decrease in accounts receivable can be attributed to improved collections.

Investing activities used cash of $329,000 for the six months ended July 31, 1999, compared to $1,243,000 for the six months ended August 1, 1998. Capital expenditures were the principal use of cash. During the six months ended July 31, 1999, the Company expended funds primarily for computer equipment related to addressing Year 2000 compliance. In the prior year six months ended August 1, 1998, the Company expended funds primarily for the new point-of-sale computer systems, and furniture and fixtures for its Company-owned retail stores. The Company's current credit facility limits capital expenditures to $1 million for each fiscal year. The Company expects to incur approximately $300,000 or less in related capital expenditures to address Year 2000 computer systems compliance in fiscal 1999.

Financing activities used cash of $720,000 for the six months ended July 31, 1999, compared to cash provided of $464,000 for the six months ended August 1, 1998. Scheduled debt repayments on term notes and capital leases, and net repayments on the revolving credit loan were the principal uses of cash. In the current year, the Company received $1,220,000 in proceeds from the sale of convertible preferred stock. Pursuant to the terms of the bank credit agreement, $1,000,000 of proceeds were used to make a prepayment on the term loan.

On June 20, 1997, the Company entered into a credit facility agreement with the Provident Bank (the "Bank"). Per the agreement, as amended most recently on April 28, 1999, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000 and for each succeeding July 1 through December 31; the maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 50% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. The interest rates on the term loan and revolving credit loan were 9.25% and 11.00%, respectively, at July 31, 1999. The term loan is payable in quarterly installments of $125,000 through June 1, 1998, $312,500 from September 1, 1998 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined. On June 20, 1997, warrants to purchase 150,000 shares of the Company's common stock were issued to the Bank as part of this agreement. Initially these warrants had exercise prices ranging from $6.19 to $9.73 and expiration dates in June 2001;
however, the exercise prices were subsequently adjusted to $2.00 and the expiration dates were extended to June 2005.

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

On April 28, 1999, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA"), interest coverage ratio, fixed charge coverage, debt to EBITDA ratio, and capital expenditure limitation covenants for the year ended January 30, 1999, and adjust certain other covenants prospectively. The amended agreement requires that (i) adjusted EBITDA, as defined, which is based on a rolling four quarter period, may not be less than a loss of $1,565,000 for the four quarters ended May 1, 1999, and increases each subsequent quarter to $6,800,000 for the four quarters ended November 4, 2000 and for each quarter thereafter; (ii) the interest coverage ratio, as defined, may not be less than 0.75 to 1.0 at October 30, 1999, and increases each subsequent quarter to 5.0 to 1.0 for the quarter ended April 29, 2000 and for each quarter thereafter; (iii) the fixed charge coverage ratio, as defined, may not be less than 2.6 to 1.0 at January 29, 2000, and 1.5 to 1.0 thereafter; and (iv) the debt to EBITDA ratio, as defined, may not be greater than 3.0 to 1.0 at January 29, 2000 and thereafter. Also, in certain cases where prepayments on the loans are made in connection with equity offerings, the amendment provides that certain quarterly installments on the term loan will be deferred and the limits on borrowings relating to eligible inventory under the revolving credit loan will be increased.

In conjunction with the April 28, 1999 amendment, warrants to purchase an additional 300,000 shares were issued to the Bank at an exercise price of $2.50 that expire in 2005, the expiration dates of the 150,000 warrants previously issued to the Bank on June 20, 1997 were extended an additional two years to June 2005, and the Company paid the bank a fee equal to 0.5% of the aggregate commitments under the facility. The bank fee of $69,000 is included in interest expense in the accompanying financial statements for the six months ended July 31, 1999.

The credit facility also contains other provisions, including limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. At July 31, 1999, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

As of July 31, 1999, available borrowings on the revolving credit loan were $802,000. The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs and fund debt service and anticipated capital expenditures.

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

The following table reflects the methodology and the completion status of each phase as it applies to the key IT and non-IT systems and products:

                               PREPARATION       SURVEYING        PLANNING            IMPLEMENTATION
                               -----------       ---------        --------            --------------
FINANCIAL AND INVENTORY
    SYSTEMS                    Complete          Complete         Complete            Complete
ORDER ENTRY AND
    FULFILLMENT                Complete          Complete         Complete            Complete
TELECOMMUNICATIONS             Complete          Complete         Complete            Complete
LAN/WAN                        Complete          Complete         Complete            Est. Q3 - 1999
ANCILLARY SOFTWARE             Complete          Complete         Complete            Est. Q3 - 1999
PC SOFTWARE
    (NON-FINANCIAL)            Complete          Complete         Complete            Est. Q3 - 1999
MANUFACTURING
    EQUIPMENT                  Complete          Complete         Complete            Est. Q3 - 1999
THIRD PARTY VENDORS            Complete          Complete         Complete            Est. Q3 - 1999

The new order entry, inventory control, manufacturing, fulfillment, financial and point-of-sale systems are all Year 2000 compatible. The majority of the work to be completed relates to vendor compliance issues. The Company is currently in the process of communicating with the vendors and other third parties to obtain written assurances, and performing testing to determine Year 2000 readiness. The Company expects to be completed by end of October 1999.

The Company presently believes, with the modifications made to existing software, the Year 2000 problem will not pose significant operational risk. The Company presently is unable to assess the likelihood that it will experience operational problems due to unresolved Year 2000 problems of third parties with whom it does business. The Company cannot assure that other entities will achieve timely Year 2000 compliance; and if they do not, Year 2000 problems could have an adverse effect on the operations. Where commercially reasonable to do so, the Company intends to assess risks with respect to failure by third parties to be Year 2000 compliant and to seek to mitigate those risks. While the Company cannot accurately predict a "worst case scenario" with regard to its Year 2000 issues, the failure by the Company and/or vendors to complete Year 2000 compliance work in a timely manner could have a materially adverse effect on the Company's operations.

The Company believes that the most reasonably likely worst-case scenarios that it might confront with respect to Year 2000 issues have to do with third parties not being Year 2000 compliant. The Company is in the process of assessing these risks and uncertainties and finalizing appropriate contingency plans and procedures in an attempt to minimize the effects of such a scenario, and expects to complete it by end of October 1999. The cost of addressing potential Year 2000 problems are not currently expected to have a material impact on the Company's consolidated financial position or results of operations. As of July 31, 1999, the Company has expensed approximately $150,000 related to Year 2000 compliance. The Company expects to incur approximately $300,000 in total.

SEASONALITY

The Company generally experiences peak sales in the fourth quarter of its fiscal year (November through January) due to the holiday season. The effects of seasonality are greater in the Company's retail operations than in its direct marketing operations. Most operating expenses are incurred evenly throughout the year, although some selling and administrative expenses are variable with sales, and direct marketing catalog advertising expenses as a percentage of sales are higher in the first calendar quarter. The Company's quarterly operating results may also vary depending upon such factors as the opening of new stores, converting Company-owned to franchise stores, new catalog mailings, the timing of new product introductions and promotions by the Company. The Company's cash requirements generally reach a seasonal peak in the fall to finance increased inventory levels needed to meet third and fourth quarter sales demand.

INFLATION

The Company does not believe that inflation has had a material impact on its operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements which the Company believes are within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the management team, management's long-term performance goals, plans to divest the Company's golf catalog business and convert retail locations to franchised stores, programs to reduce the Company's costs and enhance asset utilization, efficiencies realized from new systems, the Company's generation of funds sufficient to meet its current operating needs and to fund anticipated capital expenditures, realization of deferred tax assets, costs associated with potential year 2000 problems, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with adverse changes in interest rate and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company uses both fixed and variable rate debt, as described in Note 4 of the Notes to Consolidated Financial Statements. Principal exposed to interest rate risk is limited to $9,237,000 in variable rate debt. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada and United Kingdom. The Company's exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In May 1998, Wascher Corporation ("Wascher"), a franchisee of the Company, filed a Demand for Arbitration dated May 26, 1998 with the American Arbitration Association (Case No. 51-114-00227-98). Wascher alleges the following causes of action against the Company: breach of contract, breach of good faith and fair dealing, common law fraud, unfair competition, Robinson-Patman Act violation, tortious interference with contract and violation of the Wisconsin Fair Dealership Act. In support thereof, Wascher alleges that the Company has not followed its agreement with Wascher or observed reasonable commercial standards and good business practices. Wascher alleges and seeks an award in an amount in excess of $250,000 plus costs, disbursements and attorney's fees, an award of both treble and punitive damages, and such other relief deemed just and equitable.

The hearing dates for Wascher were originally scheduled in January 1999. The Company and Wascher have postponed the hearing and are involved in settlement negotiations. If a settlement is not reached with Wascher, the Company intends to vigorously defend itself against the claims. Given the phase of this proceeding, the Company has determined that a reasonable assessment with respect to the financial impact, if any, cannot be made at this point in time.

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

ITEM 2.  CHANGES IN SECURITIES

On May 28, 1999, the Company authorized and issued 503,092 shares of Series A convertible preferred stock, at an aggregate offering price of $1,220,000, to a group of accredited investors. The Series A preferred stock has a par value of $0.01 per share and a purchase price of $2.425 per share. The Company received $1,220,000 in cash proceeds from the sale of preferred stock. Exemption from registration of the securities was claimed under Regulation D of the Securities Act of 1933, as amended, based on who the investors were, the number of investors and the aggregate offering price. Holders of the preferred stock have the right to convert their shares, in whole or in part, into the Company's common stock (the "conversion rate") at an initial conversion price of $2.425 per share. The conversion rate is subject to adjustment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on July 21, 1999, and the following matters were voted on at the meeting:

1. The election of the following directors, who will serve for the terms indicated or until their successors are elected and qualified:

         Class I - Term Expiring in Year 2002
         Director                           For                        Abstain
         Seamas T. Coyle                    6,223,664                  208,450
         Steven B. Larrick                  6,202,726                  229,388
         Guy E. Snyder                      6,223,801                  208,313

         Class II - Term Expiring in Year 2000
         Director                           For                        Abstain
         R. Scott Morrison, Jr.             6,253,571                  178,543

         Class III - Term Expiring in Year 2001
         Director                           For                        Abstain
         Gary J. Rovansek                   6,223,696                  208,418

2. The ratification of the appointment of Arthur Andersen LLP as independent accountants for the fiscal year ending January 29, 2000, was approved by the following vote: For, 6,216,424; Against, 192,301; and Abstain 23,389.

3. The amendment to the Company's Articles of Incorporation to provide for the exculpation of the personal liability of the Directors was approved by the following vote: For, 5,790,256; Against, 617,265; and Abstain, 24,593.

4. The transaction of other business that may have properly come before the annual shareholders meeting was approved by the following vote:
         For, 5,448,663; Against, 789,667; and Abstain, 193,784.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      See Index to Exhibits immediately following the Signatures page.

(b) On June 10, 1999 a Form 8-K reporting on the completion of a $1,220,000 private placement by the Company of preferred stock to a group of investors was filed during the three months ended July 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUCCESSORIES, INC.
                                    (Registrant)

Date:      September 13, 1999       By:    /s/ Arnold M. Anderson
                                           ----------------------
                                           Arnold M. Anderson
                                           Chief Executive Officer, Chairman
                                           of the Board and Director
                                           (Principal Executive Officer)

Date:      September 13, 1999       By:    /s/ Gary J. Rovansek
                                           --------------------
                                           Gary J. Rovansek
                                           President, Chief Operating Officer
                                           and Director

Date:      September 13, 1999       By:    /s/ Steven D. Kuptsis
                                           ---------------------
                                           Steven D. Kuptsis
                                           Senior Vice President,
                                           Administration and Chief Financial
                                           Officer
                                           (Principal Financial and Accounting
                                           Officer)

                               INDEX TO EXHIBITS


Exhibit No.                      Description
-----------                      -----------
3.1           Articles of Incorporation of Registrant (1)

3.2           Articles of Amendment to the Company's Articles of
              Incorporation changing the Company's name to Successories, Inc. (2)

3.3           Certificate of Designation creating the Company's Series A
              Cumulative Convertible Preferred Stock (2)

3.4           Certificate of Designation creating the Company's Series B
              Cumulative Convertible Preferred Stock (2)

3.5           By-laws of Registrant (filed herewith)

4.1           Specimen Common Stock Certificate (filed herewith)

4.2           Specimen Series A Cumulative Convertible Preferred Stock
              Certificate (2)

4.3           Specimen Series B Cumulative Convertible Preferred Stock
              Certificate (2)

10.1          Form of Franchising Agreement (filed herewith)

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

10.7 Lease Agreements between LaSalle National Trust Bank as Trustee under Trust No. 107739 and Celebrating Excellence (4)

10.8          Stock Option Instrument for Arnold M. Anderson dated November
              19, 1991 (1)

10.9          Celex Group, Inc. Stock Option Plan (1)

10.10 Joint Venture Agreement with Morrison DFW, Inc. and related documents (4)

10.11         Indemnification Agreement dated April 7, 1999 between the
              Company and Arnold M. Anderson (17)

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

10.16         Common Stock Option Agreement granted to James M. Beltrame and
              Incentive Stock Option Agreement granted to James M. Beltrame
              (9)

10.17         Third Amendment to the Credit Agreement between the Company and
              NBD Bank dated as of May 2, 1996 (9)

10.18         Employment Agreement with Arnold M. Anderson dated March 1,
              1996 (10)

10.19         Employment Agreement with James M. Beltrame dated June 1,
              1996 (10)

10.20         Employment Agreement with Michael H. McKee dated June 1, 1999
              (filed herewith)

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

10.31         Lease Agreement between LaSalle National Trust, N.A. as
              Trustee under Trust No. 120358 and Celex, Group, Inc. (14)

10.32 Second Amendment to Credit Agreement between the Company and the Provident Bank dated as of May 14, 1998 (14)

10.33         Third Amendment to Credit Agreement between the Company and the
              Provident Bank dated as of September 1, 1998 (15)

10.34         Employment Agreement with Gary Rovansek dated October 29,
              1998 (15)

10.35 Fourth Amendment to Credit Agreement between the Company and the Provident Bank dated as of April 28, 1999 (17)

10.36         Warrants to Purchase Common Stock of the Company granted to
              Provident Bank and dated as of April 29, 1999 (17)

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

(17) Previously filed with the Company's Form 10-Q for the quarter ended May 1, 1999, and incorporated herein by reference.