Form 10-Q
period 1999-10-30
SUCCESSORIES INC
filed 1999-12-09
CIK 911323

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999

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

     Registrant had 6,932,160 shares of common stock, $.01 par value, outstanding as of November 22, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SUCCESSORIES, INC.
                                 INDEX TO FORM 10-Q

                                                                             Page Number
PART I.    FINANCIAL INFORMATION


           Item 1.     Financial Statements

                       Consolidated Balance Sheets.........................   3

                       Consolidated Statements of Operations...............   4

                       Consolidated Statement of Stockholders' Equity......   5

                       Consolidated Statements of Cash Flows...............   6

                       Notes to Consolidated Financial Statements..........   7

           Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.......  16

           Item 3.     Quantitative and Qualitative Disclosures
                       About Market Risk...................................  22

PART II.   OTHER INFORMATION

           Item 1.     Legal Proceedings...................................  23

           Item 2.     Changes in Securities...............................  23

           Item 6.     Exhibits and Reports on Form 8-K....................  23

SIGNATURES.................................................................  24

INDEX TO EXHIBITS..........................................................  25

                           PART I. FINANCIAL INFORMATION

                                SUCCESSORIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                               October 30,       January 30,
                                                  1999              1999
                                               -----------       -----------
ASSETS
Current assets:
     Cash and cash equivalents                 $    997,000      $  1,615,000
     Accounts and notes receivable,
       net of allowance of $597,000 and
       $660,000, respectively                     4,496,000         3,706,000
     Inventories, net                            10,340,000        10,618,000
     Prepaid catalog expenses                     1,539,000         1,067,000
     Other prepaid expenses                       1,203,000         1,011,000
                                               ------------      ------------
Total current assets                             18,575,000        18,017,000

Property and equipment, net                       8,571,000         9,899,000
     Notes receivable                               132,000           297,000
     Deferred financing costs, net                  326,000           400,000
     Deferred income taxes                        5,476,000         5,476,000
     Intangibles and other assets, net              866,000           888,000
                                               ------------      ------------
TOTAL ASSETS                                   $ 33,946,000      $ 34,977,000
                                               ------------      ------------
                                               ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt         $  5,204,000      $  6,035,000
     Accounts payable                             6,031,000         6,447,000
     Accrued expenses                             2,015,000         2,022,000
                                               ------------      ------------
Total current liabilities                        13,250,000        14,504,000

Long-term debt                                    3,676,000         5,049,000
                                               ------------      ------------
Total liabilities                                16,926,000        19,553,000
                                               ------------      ------------

Minority interest in subsidiaries                        --            51,000
                                               ------------      ------------

Stockholders' equity:
     Common stock, $.01 par value;
       20,000,000 shares authorized;
       6,932,160 and 6,913,293 shares
       issued and outstanding, respectively          69,000            69,000
     Preferred stock, $.01 par value;
       1,000,000 shares authorized;
       604,759 shares issued and outstanding
       as of October 30, 1999                         6,000                --
     Common stock warrants                        2,291,000         1,788,000
     Notes receivable from stockholders            (165,000)         (273,000)
     Additional paid-in capital                  28,967,000        26,188,000
     Accumulated deficit                        (14,085,000)      (12,335,000)
     Accumulated other comprehensive loss           (63,000)          (64,000)
                                               ------------      ------------
Total stockholders' equity                       17,020,000        15,373,000
                                               ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 33,946,000      $ 34,977,000
                                               ------------      ------------
                                               ------------      ------------


     The accompanying notes are an integral part of these statements.

                                SUCCESSORIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months Ended                   Nine Months Ended
                                   -----------------------------       -----------------------------
                                   October 30,       October 31,       October 30,       October 31,
                                      1999              1998              1999              1998
                                   -----------       -----------       -----------       -----------
Net product sales                  $12,025,000       $12,400,000       $35,690,000       $36,167,000
Cost of goods sold                   5,692,000         5,894,000        16,144,000        16,251,000
                                   -----------       -----------       -----------       -----------

Gross profit on product sales        6,333,000         6,506,000        19,546,000        19,916,000

Fees, royalties and other income       283,000           468,000           667,000         1,164,000
                                   -----------       -----------       -----------       -----------

Gross margin                         6,616,000         6,974,000        20,213,000        21,080,000

Operating expenses                   6,556,000         8,089,000        20,767,000        24,894,000
                                   -----------       -----------       -----------       -----------

Income (loss) from operations           60,000        (1,115,000)         (554,000)       (3,814,000)
                                   -----------       -----------       -----------       -----------
Other income (expense):
     Interest expense                 (419,000)         (380,000)       (1,115,000)       (1,051,000)
     Minority interests in
       subsidiaries                    (40,000)          (12,000)         (103,000)          (22,000)
     Interest income                    21,000             3,000            49,000            15,000
     Other, net                        (14,000)           31,000             5,000            65,000
                                   -----------       -----------       -----------       -----------

Total other expense                   (452,000)         (358,000)       (1,164,000)         (993,000)
                                   -----------       -----------       -----------       -----------

Loss before income tax                (392,000)       (1,473,000)       (1,718,000)       (4,807,000)

Income tax                                  --                --                --                --
                                   -----------       -----------       -----------       -----------

Net loss                           $  (392,000)      $(1,473,000)      $(1,718,000)      $(4,807,000)
                                   -----------       -----------       -----------       -----------
                                   -----------       -----------       -----------       -----------

Foreign currency translation
  adjustment                             1,000             5,000             1,000            10,000
                                   -----------       -----------       -----------       -----------

Comprehensive loss                 $  (391,000)      $(1,468,000)      $(1,717,000)      $(4,797,000)
                                   -----------       -----------       -----------       -----------
                                   -----------       -----------       -----------       -----------

Loss per share:
     Basic and diluted             $      (.06)      $      (.21)      $      (.25)      $      (.71)
                                   -----------       -----------       -----------       -----------
                                   -----------       -----------       -----------       -----------

     The accompanying notes are an integral part of these statements.

                                SUCCESSORIES, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                          Notes
                                    Common Stock         Preferred Stock      Common    Receivable    Additional
                                  ----------------      ------------------     Stock       From         Paid-In     Accumulated
                                  Shares    Amount      Shares      Amount    Warrants   Stockholders   Capital      Deficit
                                  ------- --------      ------      ------    --------  ------------- ----------    ------------
Balance at January 30, 1999     6,913,293  $69,000        --         --      $1,788,000   $(273,000)  $26,188,000   $(12,335,000)

Net loss                           --        --           --         --          --            --         --          (1,718,000)

Foreign currency translation
    adjustment                     --        --           --         --          --            --         --               --

Stock warrants                     --        --           --         --         503,000        --         --               --

Notes receivable payments
    and write-off                  --        --           --         --           --        108,000       --               --

Common stock transactions:
    Sales of common shares         18,867    --           --         --           --           --          40,000          --

Preferred stock transactions:
    Sales of preferred shares      --        --         604,759     6,000         --           --       2,739,000          --
    Preferred stock dividend       --        --           --          --          --           --         --             (32,000)
                                ---------  -------      -------   -------    ----------   ----------  -----------   ------------
Balance at October 30, 1999     6,932,160  $69,000      604,759   $ 6,000    $2,291,000   $(165,000)  $28,967,000   $(14,085,000)
                                ---------  -------      -------   -------    ----------   ----------  -----------   ------------
                                ---------  -------      -------   -------    ----------   ----------  -----------   ------------




                                Accumulated
                                   Other           Total
                                Comprehensive   Stockholders'
                                    Loss           Equity
                                -------------   --------------
Balance at January 30, 1999     $ (64,000)       $15,373,000

Net loss                            --            (1,718,000)

Foreign currency translation
    adjustment                      1,000              1,000

Stock warrants                      --               503,000

Notes receivable payments
    and write-offs                  --               108,000

Common stock transactions:
    Sales of common shares          --                40,000

Preferred stock transactions:
    Sales of preferred shares       --             2,745,000
    Preferred stock dividends       --               (32,000)
                                -----------      -----------

Balance at October 30, 1999      $(63,000)       $17,020,000
                                -----------      -----------
                                -----------      -----------


          The accompanying notes are an integral part of these statements.

                                SUCCESSORIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Nine Months Ended
                                                                -----------------------------------------
                                                                    October 30,             October 31,
                                                                      1999                     1998
                                                                -----------------       -----------------
Cash flows from operating activities:
  Net loss                                                       $(1,718,000)              $(4,807,000)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation and amortization                                    2,231,000                 2,166,000
  Amortization of debt discount                                      186,000                    86,000
  (Gain)/loss on sale of property and equipment                           --                   (83,000)
                                                                 -----------               -----------
                                                                     699,000                (2,638,000)

  Changes in operating assets and liabilities:
    Accounts and notes receivable                                   (684,000)                2,978,000
    Inventories                                                      278,000                (3,367,000)
    Prepaid catalog expenses                                        (472,000)                  183,000
    Other prepaid expenses                                          (506,000)                 (448,000)
    Accounts payable                                                (327,000)                3,890,000
    Accrued expenses                                                  (7,000)                  707,000
    Minority interest                                               (105,000)                 (304,000)
    Other                                                             17,000                    89,000
                                                                 -----------               -----------
Net cash (used in) provided by operating activities               (1,107,000)                1,090,000
                                                                 -----------               -----------

Cash flows from investing activities:
   Proceeds from notes receivable issued in connection with
     sale of property and equipment                                   59,000                    45,000
   Proceeds from sale of property and equipment                        4,000                        --
   Purchases of property and equipment                              (498,000)               (1,805,000)
                                                                 -----------               -----------
Net cash used in investing activities                               (435,000)               (1,760,000)
                                                                 -----------               -----------

Cash flows from financing activities:
   Proceeds from sales of common stock                                40,000                    31,000
   Proceeds from sales of preferred stock                          2,745,000                        --
   Proceeds from notes receivable issued to stockholders              58,000                        --
   Preferred stock dividends                                         (32,000)                       --
   Net (repayments) borrowings on revolving credit loan             (446,000)                1,351,000
   Repayments of long-term debt                                   (1,441,000)                 (815,000)
                                                                 -----------               -----------
Net cash provided by financing activities                            924,000                   567,000
                                                                 -----------               -----------
Net decrease in cash                                                (618,000)                 (103,000)

Cash and cash equivalents, beginning of period                     1,615,000                 1,751,000
                                                                 -----------               -----------

Cash and cash equivalents, end of period                         $   997,000               $ 1,648,000
                                                                 -----------               -----------
                                                                 -----------               -----------

            The accompanying notes are an integral part of these statements.

                                 SUCCESSORIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    DESCRIPTION OF THE BUSINESS

Successories, Inc. and its subsidiaries (collectively the "Company") design, manufacture, and market proprietary and licensed products for business, personal motivation and for golf enthusiasts. The Company considers itself a single line of business with products that are marketed primarily under the SUCCESSORIES, WINNERS Collection and BRITISH LINKS trade names through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores) and wholesale distribution (including sales to franchisees) channels. The Company operates a chain of Successories retail stores located primarily in the United States. The Company also operates a franchising program whereby it sells franchises to market the Company's products under the SUCCESSORIES trademark.

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

The Company's fiscal year ends on the Saturday closest to January 31. References to the three and nine months ended October 30, 1999, and October 31, 1998 refer to the thirteen and thirty-nine weeks ended on the dates indicated.

The results of operations for the nine months ended October 30, 1999 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

NOTE 3.    INVENTORIES

Inventories are comprised of the following:

                                   October 30,       January 30,
                                      1999              1999
                                   -----------       -----------
Finished goods                     $ 7,539,000       $ 8,199,000
Raw materials                        3,060,000         2,638,000
                                   -----------       -----------

                                    10,599,000        10,837,000
Less: reserve for obsolescence        (259,000)         (219,000)
                                   -----------       -----------

                                   $10,340,000       $10,618,000
                                   -----------       -----------
                                   -----------       -----------

NOTE 4.    DEBT

Debt consists of the following:


                                            October 30,       January 30,
                                               1999              1999
                                            -----------       -----------
 Bank borrowings:
  Term loan, net of debt discount of
   $839,000 and $477,000                   $ 4,076,000       $ 5,800,000
  Revolving credit loan                      4,427,000         4,874,000
  Fixed rate loan, net of debt discount of
   $215,000 and $260,000                       285,000           240,000
 Capital lease obligations                      92,000           170,000
                                            -----------      -----------
                                             8,880,000        11,084,000
Less: current portion                       (5,204,000)       (6,035,000)
                                            -----------      -----------
Long-term debt                             $ 3,676,000       $ 5,049,000
                                            -----------      -----------
                                            -----------      -----------


On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"). Per the agreement, as amended most recently on April 28, 1999, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000 and for each succeeding July 1 through December 31; the maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 57% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. The interest rate on the term loan and revolving credit loan was 11.25% at October 30, 1999. The term loan is payable in quarterly installments of $125,000 through June 1, 1998, $312,500 from September 1, 1998 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined. As of October 30, 1999, available borrowings on the revolving credit loan were $2,634,000. On June 20, 1997, warrants to purchase 150,000 shares of the Company's common stock were issued to the Bank as part of this agreement. Initially these warrants had exercise prices ranging from $6.19 to $9.73 and expiration dates in June 2001; however, the exercise prices were subsequently adjusted to $2.00 and the expiration dates were extended to June 2005.

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

On April 28, 1999, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA"), interest coverage ratio, fixed charge coverage, debt to EBITDA ratio, and capital expenditure limitation covenants for the year ended January 30, 1999, and adjust certain other covenants prospectively. The amended agreement requires that (i) adjusted EBITDA, as defined, which is based on a rolling four quarter period, may not be less than a loss of $1,565,000 for the four quarters ended October 30, 1999, and increases each subsequent quarter to $6,800,000 for the four quarters ended November 4, 2000; and for each quarter thereafter; (ii) the interest coverage ratio, as defined, may not be less than 0.75 to 1.0 at October 30, 1999, and increases each subsequent quarter to 5.0 to 1.0 for the quarter ended April 29, 2000 and for each quarter thereafter; (iii) the fixed charge coverage ratio, as defined, may not be less than 2.6 to 1.0 at January 29, 2000, and 1.5 to 1.0 thereafter; and (iv) the debt to EBITDA ratio, as defined, may not be greater than 3.0 to 1.0 at January 29, 2000 and thereafter. Also, in certain cases where prepayments on the loans are made in connection with equity offerings, the amendment provides that certain quarterly installments on the term loan will be deferred and the limits on borrowings relating to eligible inventory under the revolving credit loan will be increased.

As a result, pursuant to the terms of the Bank credit agreement, $2,745,000 of proceeds from the sale of convertible preferred stock by the Company in the current year were used to make a prepayment on the next three quarterly installments through December 1, 1999 on the term loan in the amount of $1,000,000 and $1,745,000 was applied against the revolving credit loan. Also, per the agreement the limitation on borrowings against eligible inventory, as defined, under the Company's revolving credit loan was increased from 50% to 57%. For further information on the sale of convertible preferred stock by the Company, see Note 5.

In conjunction with the April 28, 1999 amendment, warrants to purchase an additional 300,000 shares were issued to the Bank at an exercise price of $2.50 that expire in 2005, the expiration dates of the 150,000 warrants previously issued to the bank on June 20, 1997 were extended an additional two years and the Company paid the bank a fee equal to 0.5% of the aggregate commitments under the facility. The bank fee of $82,000 is included in interest expense in the accompanying financial statements for the nine months ended October 30, 1999.

The credit facility also contains other provisions, including limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. At October 30, 1999, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

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

The stock warrants issued in conjunction with the credit facility and certain other financing transactions were assigned a fair value using the Black-Scholes option pricing model. The fair value of the warrants have been reflected as a discount on the debt and are being amortized as interest expense over the terms of the related debt. Interest expense related to these warrants amounted to $186,000 and $86,000 for the nine months ended October 30, 1999 and October 31, 1998, respectively.

The weighted average interest rates on borrowings outstanding as of October 30, 1999 and January 30, 1999 were 10.9% and 9.9%, respectively.

NOTE 5.    PREFERRED STOCK

On May 28, 1999, the Company authorized and issued 503,092 shares of Series A convertible preferred stock to a group of investors, pursuant to Regulation D of the Securities Act of 1933. The Series A preferred stock has a par value of $0.01 per share and a purchase price of $2.425 per share. On October 18, 1999, the Company authorized and issued 101,667 shares of Series B convertible preferred stock to a group of investors, pursuant to regulation D of the Securities Act of 1933. The Series B preferred stock has a par value of $0.01 per share and a purchase price of $15 per share. The total proceeds of $2,745,000 from the sale of Series A and Series B preferred stock is comprised of $1,775,000 from related parties (see Note 12) and $970,000 from outside investors. Dividends on the preferred stock accrue and are payable quarterly in either cash or common stock, at the Company's discretion, at the rate of 8% per annum, commencing on the date of issuance. Accrued and unpaid dividends shall be paid on (1) April 30, July 31, October 31, and January 31 of each year commencing on July 31, 2000 for Series A preferred stock and October 31, 2000 for Series B preferred stock, to the holders of record as they appear on the books and records of the Company 10 days preceding each payment date, and (2) the date certificates representing common stock of the Company are required to be delivered following any conversion of Series A and Series B convertible preferred stock. Holders of the preferred stock have the right to convert their shares, in whole or in part, into the Company's common stock. Initially, each share of preferred stock may be converted into one share of common stock (the "conversion rate"). The conversion rate is subject to adjustment. The above mentioned issuance of preferred stock also has certain other rights including pre-emptive rights, voting rights, board representation, registration rights, and liquidation preference. At any time commencing one year after the date of issuance of the preferred stock, the holders of a majority of the preferred stock may require the Company to file a registration statement covering the conversion of preferred stock to common stock.

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

NOTE 7.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to the statements of cash flows are as follows:


                                               Nine Months Ended
                                           -------------------------
                                           October 30,   October 31,
                                              1999          1998
                                           -----------   -----------
Cash paid during the period for:
  Income taxes                             $   11,000      $ 26,000
  Interest                                  1,155,000       889,000

Non-cash investing activities:
  Notes receivable issued on sale of
   property and equipment                          --       452,000

NOTE 8.  LOSS PER SHARE


                                       Three Months Ended           Nine Months Ended
                                   -------------------------     -----------------------
                                   October 30,    October 31,    October 30,  October 31,
                                       1999          1998           1999         1998
                                   -----------    ----------     ----------- -----------
Basic and diluted loss per share:

  Net loss                         $ (392,000)  $ (1,473,000)  $ (1,718,000) $ (4,807,000)
  Preferred stock dividend            (24,000)           --         (32,000)           --
                                   ----------   ------------   ------------  ------------
  Loss available to common
    stockholders                   $ (416,000)  $ (1,473,000)  $ (1,750,000) $ (4,807,000)
                                   ----------   ------------   ------------  ------------
                                   ----------   ------------   ------------  ------------

 Weighted-average shares            6,930,648      6,769,000      6,927,530     6,766,000
                                   ----------   ------------   ------------  ------------
                                   ----------   ------------   ------------  ------------

 Basic and diluted loss per share  $     (.06)  $       (.21)  $       (.25)  $      (.71)
                                   ----------   ------------   ------------  ------------
                                   ----------   ------------   ------------  ------------

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

The Company's reportable segments are the various distribution channels used to market its products. The Company's products have similar purposes and uses in each channel of distribution, but profitability varies among the channels. The Company considers itself a single line of business with products that are marketed through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores), wholesale and franchise channels. The Company has five reportable segments -- Direct

Marketing -- Successories, Direct Marketing -- Golf, Retail Company-owned stores, Wholesale and Sales to Franchisees.

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


                                           Net            Segment            Total         Capital        Depreciation
                                          Sales        Profit (Loss)         Assets      Expenditures   and Amortization
                                       -----------     -------------     ------------    ------------   ----------------
THREE MONTHS ENDED OCTOBER 30, 1999:

Direct Marketing Successories         $  6,426,000      $ 1,658,000      $  4,443,000   $       --      $    4,000
Direct Marketing Golf                      246,000            2,000           722,000           --              --
Retail Company-owned stores              2,787,000         (252,000)        5,401,000        5,000         341,000
Wholesale                                  183,000         (286,000)          428,000           --              --
Sales to Franchisees                     2,383,000          614,000         1,091,000           --           4,000
Other                                           --       (2,128,000)       21,861,000      120,000         641,000
                                      ------------      -----------      ------------    ---------     -----------
   CONSOLIDATED                       $ 12,025,000      $  (392,000)     $ 33,946,000   $  125,000     $   990,000
------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED OCTOBER 31, 1998:

Direct Marketing Successories         $  5,548,000      $ 1,552,000      $  4,417,000   $       --     $        --
Direct Marketing Golf                      705,000         (271,000)        2,408,000           --           7,000
Retail Company-owned stores              3,381,000         (560,000)        6,469,000      204,000         195,000
Wholesale                                  395,000         (310,000)          406,000           --              --
Sales to Franchisees                     2,371,000          676,000         1,096,000           --           5,000
Other                                           --       (2,560,000)       25,917,000      358,000         590,000
                                      ------------      -----------      ------------    ---------     -----------
   CONSOLIDATED                       $ 12,400,000      $(1,473,000)     $ 40,713,000   $  562,000     $   797,000
------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED OCTOBER 30, 1999:

Direct Marketing Successories         $ 20,352,000      $ 3,866,000      $  4,443,000   $       --     $    14,000
Direct Marketing Golf                      956,000          106,000           722,000           --              --
Retail Company-owned stores              8,955,000         (504,000)        5,401,000      120,000         727,000
Wholesale                                  775,000         (341,000)          428,000           --              --

Sales to Franchisees                     4,652,000        1,123,000         1,091,000           --          14,000

Other                                           --       (5,968,000)       21,861,000      378,000       1,476,000
                                      ------------      -----------      ------------    ---------      ----------
    CONSOLIDATED                      $ 35,690,000      $(1,718,000)     $ 33,946,000   $  498,000     $ 2,231,000
------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED OCTOBER 31, 1998:

Direct Marketing Successories         $ 18,297,000     $  3,300,000      $  4,417,000   $       --     $        --
Direct Marketing Golf                    2,092,000         (792,000)        2,408,000           --          22,000
Retail Company-owned stores             10,116,000       (1,215,000)        6,469,000    1,006,000       1,152,000
Wholesale                                1,499,000         (105,000)          406,000           --              --
Sales to Franchisees                     4,163,000        1,129,000         1,096,000           --          14,000
Other                                           --       (7,124,000)       25,917,000      799,000         978,000
                                      ------------      -----------      ------------   ----------     -----------
    CONSOLIDATED                      $ 36,167,000     $ (4,807,000)     $ 40,713,000   $1,805,000     $ 2,166,000

The Company utilizes its facilities and the majority of its assets interchangeably among each distribution channel. Assets that relate specifically to a reportable segment have been included in the above table. Assets identified to the reportable segments are primarily cash, receivables, inventory, prepaid catalog expenses, property and equipment, and intangibles.

The following table presents the details for "Other":



                                         Three Months Ended                  Nine Months Ended
                                   -----------------------------       -------------------------------
                                     October 30,     October 31,        October 30,       October 31,
                                       1999            1998                1999              1998
                                   ------------     ------------       ------------      -------------
Corporate expenses                 $ 1,035,000      $ 1,612,000          3,328,000       $ 5,153,000
Unallocated depreciation and
  amortization expense                 641,000          590,000          1,476,000           978,000
Other expenses                         452,000          358,000          1,164,000           993,000
                                   ------------     ------------       -----------      -------------
                                   $ 2,128,000      $ 2,560,000        $ 5,968,000       $ 7,124,000
                                   ------------     ------------       -----------      -------------
                                   ------------     ------------       -----------      -------------

Corporate expenses are primarily charges for those functions not specifically attributable to any specific segment; these functions include the product development, merchandising, information systems, accounting, legal, human resource and executive departments. Included in the expenses associated with these functions are payroll and related costs, professional fees, information system maintenance costs, office occupancy costs, and property and casualty insurance.

The Company's operations are principally in the United States. Operations outside of the United States are primarily in United Kingdom, Australia and Europe. No single foreign country or geographic area is significant to the consolidated operations. Foreign operations' net sales were $204,000 and $499,000, respectively, for the nine months ended October 30, 1999 and October 31, 1998. Long-lived assets are all located in the United States.

The Company's products include distinctive lines of wall decor, desktop art, books and greeting cards, computer and audio products, personalized gifts and awards, and mugs. In addition, the Company sells other motivational products supplied by third parties. At October 30, 1999 and October 31, 1998, sales by product categories comprised of approximately 48% and 49% wall decor, 19% and 18% desktop art, 18% and 17% books and greeting cards, 2% and 4% computer and audio products, 12% and 11% personalized gifts and awards, and 1% and 1% other products, respectively.

For the nine months ended October 30, 1999 and October 31, 1998, no single customer or group under common control represented 10% or more of the Company's sales.

NOTE 10:   RISKS AND UNCERTAINTIES

ABSENCE OF OPERATING PROFITS

The Company has incurred a loss from operations in two of the past three years, and has an accumulated deficit of $14,085,000 as of October 30, 1999. While management does not expect to incur an operating loss in future years, its ability to achieve profitability will depend on many factors, including the Company's ability to develop, manufacture, and introduce and market commercially acceptable products while controlling operating costs.

On September 3, 1998, the Company announced that it would focus its future growth on its core motivational products business and its two most profitable distribution channels: direct marketing of SUCCESSORIES products and franchised retail stores. As a result, management developed plans, which are in progress as of October 30, 1999, to divest its golf catalog business, to reduce the scope of its wholesale business, and to convert its Company-owned retail stores to franchise owner-operators. As of October 30, 1999, the Company has not yet sold the golf catalog business. The Company has hired a consultant with experience in marketing franchises to assist with the conversion of the Company-owned retail stores. Since September 3, 1998, the Company has converted eight of its Company-owned retail stores to franchised stores. In addition, the Company has reduced overhead expenses and management expects to continue cost reductions.

The Company's operating results for the nine months ended October 30, 1999 showed an improvement compared to the nine months ended October 31, 1998. The operating loss of $1,718,000 for the nine months ended October 30, 1999, was a 64% improvement over the operating loss of $4,807,000 incurred for the nine months ended October 31, 1998. The improvement in operating results can be attributed to a reduction in selling, general and administrative expenses of 17% as compared to the same period in the prior year. It should be noted that due to seasonality, the projection for the full year indicates a net profit. However, there can be no assurance that the Company will achieve a profitable level of operations in fiscal 1999 or that once profitability is achieved, that it can be sustained.

FINANCING CONSIDERATIONS

Based on current projections, management believes that there will be sufficient cash generated from operations and borrowings under its credit facility to enable the Company to operate for the foreseeable future.

In 1999, the Company received $2,745,000 in proceeds from the sale of convertible preferred stock. The proceeds from the equity offering will provide additional working capital in the event the Company does not achieve its projection. Pursuant to the terms of the bank credit agreement, the proceeds were used to make a prepayment on the term loan and applied against the revolving credit loan. For further information on the sale of convertible preferred stock by the Company, see Note 5.

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

NOTE 12.   RELATED PARTY TRANSACTIONS

In the current year, the Company received proceeds from the sale of convertible preferred stock to the Company's Chairman of the Board of Directors and an executive officer, in an aggregate amount of $1,775,000. For further information on the sale of convertible preferred stock by the Company, see Note 5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Successories, Inc. is a direct mail catalog company, specialty retailer and wholesaler that designs, assembles and markets a diverse range of motivational and self-improvement products, many of which are the Company's own proprietary designs. The Company's products include distinctive lines of wall decor, desktop art, books, audio tapes, personalized gifts and awards, greeting cards and mugs. In addition, the Company sells other motivational products supplied by third parties. In-house designers create proprietary artwork and designs that can be used in conjunction with a wide variety of products. The Company will also customize its products to fulfill customers' special needs.

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

On September 3, 1998, the Company announced that it would focus its future growth on its core motivational products business and its two most profitable distribution channels: direct marketing of SUCCESSORIES products and franchised retail stores. As a result, management developed plans, which are in progress as of October 30, 1999, to divest its golf catalog business, to reduce the scope of its wholesale business, and to convert its Company-owned retail stores to franchise owner-operators. As of October 30, 1999, Company has not yet sold the golf catalog business. The Company has hired a consultant with experience in marketing franchises to assist with the conversion of the Company-owned retail stores. To-date, the Company has converted eight of its Company-owned retail stores to franchised stores. In addition, the Company has reduced overhead expenses and management expects to continue cost reductions.

For the three and nine months ended October 30, 1999 and October 31, 1998, net product sales for the various distribution channels, as a percentage of total net product sales, were as follows:

                                         Three Months Ended         Nine Months Ended
                                      -----------------------    -----------------------
                                      October 30, October 31,    October 30, October 31,
                                         1999        1998           1999        1998
                                      ----------- -----------    ----------- -----------
Direct marketing -- Successories         53.4%       44.7%          57.0%       50.6%
Direct marketing -- Golf                  2.0%        5.7%           2.7%        5.8%
Retail Company-owned stores              23.2%       27.3%          25.1%       28.0%
Wholesale distribution                    1.5%        3.2%           2.2%        4.1%
Sales to franchisees                     19.8%       19.1%          13.0%       11.5%


The gross profit margins for Company-owned retail stores and direct marketing -- Successories are comparable. Direct marketing -- golf has a lower gross profit margin in comparison to direct marketing -- Successories, due to a higher percentage of non-proprietary products being sold in the direct marketing -- golf channel. The gross profit margin for wholesale distribution sales and sales to franchisees is lower than the other channels since these sales are generally made at a significant discount from retail price.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 30, 1999, COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998

Net product sales were $12,025,000 for the three months ended October 30, 1999, compared to $12,400,000 for the corresponding three months ended October 31, 1998. The $375,000 or 3%, decrease in sales was comprised of a decrease in direct marketing-golf sales of $459,000 or 65.1%, retail Company-owned store sales of $594,000 or 17.6%, and wholesale sales of $212,000 or 53.7%, offset by an increase in direct marketing-Successories sales of $878,000 or 15.8%, and franchise sales of $12,000 or 0.5%.

The 15.8% increase in direct marketing-Successories sales was attributable to planned increases in circulation of SUCCESSORIES catalogs. Sales to franchisees were approximately equal to the prior year for the quarter but on a year-to-date basis increased by 11.7%, which was due to a planned shift in the current year of franchise holiday orders to the next quarter to enable the Company and its franchisees to better control inventory levels and be more responsive to customer demand. The 65.1% decrease in direct marketing-golf sales was due to planned reductions in circulation of the Company's golf catalogs. Retail Company-owned store sales decreased by 17.6% due to fewer stores in operation in the current year and decrease in same-store sales of 2.1% as compared to the same quarter in the prior year. There were 31 Company-owned and operated retail stores at October 30, 1999 as compared to 40 stores at October 31, 1998. The decrease in wholesale sales of 53.7% was due to a planned reduction in the Company's wholesale business.

Gross margin, as a percent of net product sales, was 55.0% for the three months ended October 30, 1999, compared to 56.2% for the corresponding three months ended October 31, 1998. The decrease in gross margin is primarily due to a decrease in royalty income.

Operating expenses decreased for the three months ended October 30, 1999 to $6,556,000 from $8,089,000 for the three months ended October 31, 1998. The 19.0% decrease in current year operating expenses can be attributed to planned reductions, offset by additional expenses in the current year. Operating expenses for the current year include additional charges of $451,000 related to retail store closings and the Company's exiting its wholesale activity with office supply companies. Prior year's operating expenses included $1,108,000 in additional costs associated with reducing headquarters overhead, increasing specific bad debt reserves, and retail store related expenses. Excluding these additional expenses in the current and prior year, operating expenses decreased in the current year by $876,000, which can be attributed to a decrease in the Company's investment in its golf catalog business, and reduction in corporate and administrative expenses as a result of focusing on the two core channels; direct marketing of SUCCESSORIES products and sales to franchise owner-operators.

Interest expense was $419,000 for the three months ended October 30, 1999, compared to $380,000 for the three months ended October 31, 1998. Included in interest expense is the amortization of the debt discount which is a non-cash expense. This non-cash interest amounted to $72,000 and $27,000 for the three months ended October 30, 1999 and October 31, 1998, respectively.

The net loss of $392,000 for the three months ended October 30, 1999 was less than the net loss of $1,473,000 for the three months ended October 31, 1998, primarily due to a decrease in operating expenses. As a percentage of net product sales, the net loss decreased to 3.3% for the three months ended October 30, 1999, as compared to a net loss of 11.9% for the three months ended October 31, 1998.

NINE MONTHS ENDED OCTOBER 30, 1999, COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1998

Net product sales were $35,690,000 for the nine months ended October 30, 1999, compared to $36,167,000 for the corresponding nine months ended October 31, 1998. The $477,000 or 1.3%, decrease in sales is comprised of a decrease in direct marketing -- golf sales of $1,136,000 or 54.3%, retail Company-owned store sales of $1,161,000 or 11.5%, and wholesale sales of $724,000 or 48.3%, offset by an increase in direct marketing -- Successories sales of $2,055,000 or 11.2%, and franchise sales of $489,000 or 11.7%.

The 11.2% increase in direct marketing -- Successories sales was attributable to planned increases in circulation of SUCCESSORIES catalogs. The 11.7% increase in franchise sales was due to new products and higher sales volume. The 54.3% decrease in direct marketing -- golf sales was due to planned reductions in circulation of the Company's golf catalogs. Retail Company-owned store sales decreased by 11.5% due to fewer stores in operation in the current year, offset by an increase in same-store sales of 1.7% as compared to the same prior year nine months ended October 31, 1998. There were 31 Company-owned and operated retail stores at October 30, 1999 as compared to 40 stores at October 31, 1998.

Gross margin, as a percent of net product sales, was 56.6% for the nine months ended October 30, 1999, compared to 58.3% for the corresponding nine months ended October 31, 1998. The decrease in gross margin is primarily due to a decrease in franchise fee and royalty income. In the prior year, franchise fee income was recognized from the conversion of Company-owned retail stores to franchised stores.

Operating expenses decreased for the nine months ended October 30, 1999 to $20,767,000 from $24,894,000 for the nine months ended October 31, 1998. The 16.6% decrease in current year operating expenses can be attributed to a decrease in the Company's investment in its golf catalog business, exiting the European expansion, and reduction in corporate and administrative expenses as a result of focusing on the two core channels; direct marketing of SUCCESSORIES products and sales to franchise owner-operators, offset by additional charges related to retail store closings and the Company's exiting its wholesale activity with office supply companies.

Interest expense was $1,115,000 for the nine months ended October 30, 1999, compared to $1,051,000 for the nine months ended October 31, 1998. The current year interest expense includes a bank amendment fee of $82,000. Included in interest expense is the amortization of the debt discount which is a non-cash expense. This non-cash interest amounted to $186,000 and $86,000 for the nine months ended October 30, 1999 and October 31, 1998, respectively.

The net loss of $1,718,000 for the nine months ended October 30, 1999 was less than the net loss of $4,807,000 for the nine months ended October 31, 1998, primarily due to a decrease in operating expenses. As a percentage of net product sales, the net loss decreased to 4.8% for the nine months ended October 30, 1999, as compared to a net loss of 13.3% for the nine months ended October 31, 1998.

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

Operating activities used cash of $1,107,000 for the nine months ended October 30, 1999, compared to cash provided of $1,090,000 for the nine months ended October 31, 1998. The change in cash flows from operating activities can be primarily attributable to an increase in prepaid catalog expenses and the change in accounts receivable and payable, offset by a decrease in the net loss and inventory. The decrease in inventory and accounts payable can be attributed to management's planned efforts to reduce inventory. The decrease in accounts receivable can be attributed to improved collections.

Investing activities used cash of $435,000 for the nine months ended October 30, 1999, compared to $1,760,000 for the nine months ended October 31, 1998. Capital expenditures were the principal use of cash. During the nine months ended October 30, 1999, the Company expended funds primarily for computer equipment related to addressing Year 2000 compliance. In the prior year nine months ended October 31, 1998, the Company expended funds primarily for the new point-of-sale computer systems, and furniture and fixtures for its Company-owned retail stores. The Company's current credit facility limits capital expenditures to $1 million for each fiscal year. The Company expects to incur approximately $300,000 in related capital expenditures to address Year 2000 computer systems compliance in fiscal 1999.

Financing activities provided cash of $924,000 for the nine months ended October 30, 1999, compared to cash provided of $567,000 for the nine months ended October 31, 1998. Scheduled debt repayments on term notes and capital leases, and net repayments on the revolving credit loan were the principal uses of cash. In the current year, the Company received $2,745,000 in proceeds from the sale of convertible preferred stock. Pursuant to the terms of the bank credit agreement, $2,745,000 of proceeds from the sale of preferred stock were used to make a prepayment on the term loan in the amount of $1,000,000 and $1,745,000 was applied against the revolving credit loan.

On June 20, 1997, the Company entered into a credit facility agreement with the Provident Bank (the "Bank"). Per the agreement, as amended most recently on April 28, 1999, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000 and for each succeeding July 1 through December 31; the maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 57% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. The interest rate on the term loan and revolving credit loan was 11.25% at October 30, 1999. The term loan is payable in quarterly installments of $125,000 through June 1, 1998, $312,500 from September 1, 1998 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined. On June 20, 1997, warrants to purchase 150,000 shares of the Company's common stock were issued to the Bank as part of this agreement. Initially these warrants had exercise prices ranging from $6.19 to $9.73 and expiration dates in June 2001; however, the exercise prices were subsequently adjusted to $2.00 and the expiration dates were extended to June 2005.

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

In conjunction with the April 28, 1999 amendment, warrants to purchase an additional 300,000 shares were issued to the Bank at an exercise price of $2.50 that expire in 2005, the expiration dates of the 150,000 warrants previously issued to the Bank on June 20, 1997 were extended an additional two years to June 2005, and the Company paid the bank a fee equal to 0.5% of the aggregate commitments under the facility. The bank fee of $82,000 is included in interest expense in the accompanying financial statements for the nine months ended October 30, 1999.

The credit facility also contains other provisions, including limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. At October 30, 1999, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

As of October 30, 1999, available borrowings on the revolving credit loan were $2,634,000. The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs, fund debt service and make anticipated capital expenditures.

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

The following table reflects the methodology and the completion status of each phase as it applies to the key IT and non-IT systems and products:

                                   PREPARATION SURVEYING   PLANNING    IMPLEMENTATION
                                   ----------- ---------   --------    --------------
FINANCIAL AND INVENTORY
  SYSTEMS                          Complete    Complete    Complete    Complete
ORDER ENTRY AND
  FULFILLMENT                      Complete    Complete    Complete    Complete
TELECOMMUNICATIONS                 Complete    Complete    Complete    Complete
LAN/WAN                            Complete    Complete    Complete    Complete
ANCILLARY SOFTWARE                 Complete    Complete    Complete    To be completed in
                                                                       December 1999
PC SOFTWARE
  (NON-FINANCIAL)                  Complete    Complete    Complete    To be completed in
                                                                       December 1999
MANUFACTURING
  EQUIPMENT                        Complete    Complete    Complete    Complete
THIRD PARTY VENDORS                Complete    Complete    Complete    To be completed in
                                                                       December 1999


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

The Company believes that the most reasonably likely worst-case scenarios that it might confront with respect to Year 2000 issues have to do with third parties not being Year 2000 compliant. The Company has assessed these risks and uncertainties and will be updating its contingency plans and procedures through December 1999. The cost of addressing potential Year 2000 problems are not currently expected to have a material impact on the Company's consolidated financial position or results of operations. To-date, the Company has expensed approximately $175,000 related to Year 2000 compliance. The Company expects to incur approximately $300,000 in total.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with adverse changes in interest rate and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company uses both fixed and variable rate debt, as described in Note 4 of the Notes to Consolidated Financial Statements. Principal exposed to interest rate risk is limited to $9,842,000 in variable rate debt. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada and United Kingdom. The Company's exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace.

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

ITEM 2.    CHANGES IN SECURITIES

On October 18, 1999, the Company authorized and issued 101,667 shares of Series B convertible preferred stock, at an aggregate offering price of $1,525,000, to a group of accredited investors. The Series B preferred stock has a par value of $0.01 per share and a purchase price of $15 per share. The Company received $1,525,000 in cash proceeds from the sale of preferred stock. Exemption from registration of the securities was claimed under Regulation D of the Securities Act of 1933, as amended, based on who the investors were, the number of investors and the aggregate offering price. Holders of the preferred stock have the right to convert their shares, in whole or in part, into the Company's common stock (the "conversion rate") at an initial conversion price of $2.3625 per share. The conversion rate is subject to adjustment.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  See Index to Exhibits immediately following the Signatures page.

(b) No reports on Form 8-K have been filed for the three months ended October 30, 1999.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SUCCESSORIES, INC.
                                         (Registrant)

Date:      December 9, 1999              By:   /s/ Gary J. Rovansek
                                               -----------------------------
                                               Gary J. Rovansek
                                               President, Chief Operating
                                               Officer, Chief Executive Officer
                                               and Director

Date:      December 9, 1999              By:   /s/ Steven D. Kuptsis
                                               -----------------------------
                                               Steven D. Kuptsis
                                               Senior Vice President,
                                               Administration and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting
                                               Officer)

                                INDEX TO EXHIBITS

Exhibit No.                        Description
-----------                        -----------
 3.1             Articles of Incorporation of Registrant (1)

 3.2             Articles of Amendment to the Company's Articles of
                 Incorporation changing the Company's name to Successories, Inc. (2)

 3.3             By-laws of Registrant (18)

 3.4 Amended and Restate Certificate of Designation of Series A and Series B Convertible Preferred Stock (19)

 4.1             Specimen Common Stock Certificate (18)

 4.2             Specimen Series A Convertible Preferred Stock Certificate
                 (filed herewith)

 4.3             Specimen Series B Convertible Preferred Stock Certificate
                 (filed herewith)

10.1             Form of Franchising Agreement (18)

10.2             Stock Option Instrument for Arnold M. Anderson dated
                 November 19, 1991 (1)

10.3             Celex Group, Inc. Stock Option Plan (1)

10.4 Joint Venture Agreement with Morrison DFW, Inc. and related documents (4)

10.5             Indemnification Agreement dated April 7, 1999 between the
                 Company and Arnold M. Anderson (17)

                 Indemnification Agreements in the form filed were also entered into by the Messrs, Seamas T. Coyle, Timothy C.
                 Dillon, C. Joseph LaBonte, Steven B. Larrick, Michael H.
                 McKee, Mervyn C. Phillips, Jr., Guy E. Snyder, Gary
                 Rovansek, Scott R. Morrison, Jr., and Jack Miller

10.6             Form of Subordinated Note, Common Stock Purchase Warrant and
                 Subordination Agreement relating to issuance of $1,500,000
                 Subordinated Notes and Warrants to purchase 120,000 shares of the Company's Common Stock (9)

10.7 Common Stock Option Agreement granted to Arnold M. Anderson and Incentive Stock Option Agreement granted to Arnold M.
                 Anderson (9)

10.8             Employment Agreement with Arnold M. Anderson dated March 1,
                 1996 (10)

10.9             Employment Agreement with Michael H. McKee dated June 1,
                 1999 (18)


10.10            Form of Subordinated Note Extensions, Stock Options and
                 Subordination Agreement relating to the extension of $1,250,000 of Subordinated Notes, and options to purchase
                 125,000 shares of the Company's Common Stock (2)

10.11 Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997 (13)

10.12            First Amendment to Credit Agreement between the Company and
                 The Provident Bank dated as of July 16, 1997 (13)

10.13            Lease Agreement between LaSalle National Trust, N.A. as
                 Trustee under Trust No. 120358 and Celex, Group, Inc. (14)

10.14 Second Amendment to Credit Agreement between the Company and the Provident Bank dated as of May 14, 1998 (14)

10.15 Third Amendment to Credit Agreement between the Company and the Provident Bank dated as of September 1, 1998 (15)

10.16            Employment Agreement with Gary Rovansek dated October 29,
                 1998 (15)

10.17 Fourth Amendment to Credit Agreement between the Company and the Provident Bank dated as of April 28, 1999 (17)

10.18            Warrants to Purchase Common Stock of the Company granted to
                 Provident Bank and dated as of April 29, 1999 (17)

10.19            Preferred Stock Purchase Agreement dated as of May 28, 1999 by and among the Company and the investors (16)

10.20 Registration Rights Agreement dated as of May 28, 1999 by and among the Company and the investors (16)

10.21            Preferred Stock Purchase Agreement dated as of October 18,
                 1999 by and among the Company and the investors (19)

10.22            Registration Rights Agreement dated as of October 18, 1999 by and among the Company and the investors (19)

21.1             Subsidiaries (4)

27.1             Financial Data Schedule (filed herewith)


----------------------------------

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

(16) Previously filed with the Company's Form 8-K on June 10, 1999, reporting date of event June 7, 1999, and incorporated herein by reference.

(17) Previously filed with the Company's Form 10-Q for the quarter ended May 1, 1999, and incorporated herein by reference.

(18) Previously filed with the Company's Form 10-Q for the quarter ended July 31, 1999, and incorporated herein by reference.

(19) Filed with the Company's Form 8-K on November 4, 1999, reporting date of event October 18, 1999, and incorporated herein by reference.