Form 10-K
period 2000-01-29
SUCCESSORIES INC
filed 2000-04-20
CIK 911323

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER: 0-22834
                           --------------------------
                               SUCCESSORIES, INC.

             (Exact name of registrant as specified in its charter)

               ILLINOIS                                     36-3760230
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

            2520 DIEHL ROAD                                   60504
           AURORA, ILLINOIS                                 (Zip Code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (630) 820-7200
          Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                         ON WHICH REGISTERED
                   None                                        None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          $.01 par value Common Stock
                                (Title of class)
                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant on March 31, 2000, based upon the last reported sale price on that date on the Nasdaq National Market of $2.25 per share, was approximately $11,027,670.

    Registrant had 6,933,213 shares of its Common Stock, outstanding as of March 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of January 29, 2000, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SUCCESSORIES, INC.
                                   FORM 10-K
                       FISCAL YEAR ENDED JANUARY 29, 2000

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I
Item 1.   Business....................................................      2

Item 2.   Properties..................................................      7

Item 3.   Legal Proceedings...........................................      7

Item 4.   Submission of Matters to a Vote of Security Holders.........      8

          Executive Officers of the Registrant........................      9

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................     10

Item 6.   Selected Financial Data.....................................     11

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     11

Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     17

Item 8.   Financial Statements and Supplementary Data.................     18

Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     18

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     19

Item 11.  Executive Compensation......................................     19

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     19

Item 13.  Certain Relationships and Related Transactions..............     19

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................     20

          Index to Financial Statements and Financial Statement
            Schedule..................................................    F-1

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    Successories, Inc., an Illinois corporation, ("Successories" or the "Company") is a direct mail catalog company, specialty retailer and wholesaler that designs, assembles and markets a diverse range of motivational and self-improvement products, many of which are the Company's own proprietary designs. The Company's products include distinctive lines of wall decor, desktop accessories, books, personalized gifts and awards, greeting cards and mugs. In addition, the Company sells other motivational products supplied by third parties. Company personnel create proprietary art work and designs that can be used in conjunction with a wide variety of products. The Company will also customize its products to fulfill customers' special needs.

    The Company has a wide range of customers, including Fortune 500 companies, mid-sized and small businesses, corporate management personnel, athletic and educational organizations, and retail customers. The Company's products are marketed primarily under its SUCCESSORIES trade name through direct marketing (catalog, electronic commerce and telemarketing), retail sales (Company-owned stores), sales to franchisees, and wholesale distribution.

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

    On September 3, 1998, the Company announced that it would focus its future growth on its core motivational products business and its two most profitable distribution channels: direct marketing of SUCCESSORIES and franchised retail stores. As a result, the Company began plans to divest its golf catalog business, to convert its company-owned retail stores to franchise owner-operators and to reduce the scope of its wholesale business. See Note 11 on F-20 for further information on the business segments.

    PRODUCTS

    A majority of the Company's sales are derived from proprietary products that have either been internally developed or designed, or individually customized. All products are designed to have a positive motivational or self-improvement theme that can be used by businesses to reinforce basic business goals such as customer service, attitude and teamwork, and to recognize achievement and good performance. The Company's products also appeal to many individuals for both personal and professional motivation and for gifts.

    The Company's proprietary wall decor product line includes dramatic photography and other art developed, designed or customized in-house, and printed on high-quality coated paper stock with various motivational captions. Company designers give each grouping of wall decor products a unique, uniform overall appearance, consistent visual themes, a range of predominant colors, and distinctive border design and lettering, thereby providing each grouping with a distinctive trade dress. The prints within each product grouping are also similar in size. Framed art comes either with an aluminum frame with an electroplated high-gloss black finish or a wood frame. High-quality tempered glass is used for safety reasons and to protect against damage. The Company's wall decor includes framed and unframed lithographs in various sizes ranging from 16-inch by 20-inch to 24-inch by 30-inch. The Company's merchandise is categorized into the product "groupings" that convey a specific theme and trade dress.

    The Company markets smaller versions (5-inch by 7-inch to 6-inch by 12-inch) of its wall decor as well as other products designed to be placed on desktops and countertops. In addition, mini-sized framed lithographs and mouse pads are marketed. All desktop products contain motivational words and/or images similar to those used for wall decor.

    All books sold by the Company are specifically selected for their motivational or inspirational content and include those published by the Company as well as by third parties. The Company markets collections of motivational or inspirational quotations and educational books for sales, customer service and human resource professionals.

    The Company offers a wide variety of customized products to its customers. In-house custom capabilities include hot-stamping, screen-printing, and engraving for logos and personalized messages. Etched brass and crystal products are also available. Some of the products with customized features include employee awards, promotional items and corporate gifts.

    While retail stores typically carry many of the Company's proprietary products, they also carry a variety of products purchased from outside vendors.

    Although the major product category is wall and desk decor, the Company also sells pens, clocks, books, planners, mugs, and other related products.

    The Company tries to expand its product line by offering new items with each new catalog version and by creating new product lines that are distinctive in appearance from existing lines.

    SALES AND MARKETING

    The Company generates revenue through direct marketing, Company-owned retail stores, franchise stores, wholesale distribution, list rental and licensing agreements. Customers are categorized as follows:

    - corporate buyers including executives, sales managers, human resource managers and production managers of larger corporations,

    - entrepreneurial buyers including small business owners, home office businesses, sales professionals, and,

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

    The Company's revenue base is comprised of a wide range of customers including Fortune 500 companies, mid-sized and small businesses, corporate management personnel, athletic and educational organizations, and retail customers. No individual customer accounted for more than 10% of the Company's net sales during the fiscal year ended January 29, 2000.

    The Company emphasizes customer service to achieve its goal of producing a high level of customer satisfaction. All merchandise sold to the Company's direct marketing and retail customers may be returned for any reason.

    DIRECT MARKETING

    Through the use of its catalogs, the Company targets sales managers, executives of businesses, meeting planners, human resource managers and corporate training managers who have purchased or shown a willingness to purchase the Company's products in the past. These customers use the Company's products to reinforce important work themes, to motivate and recognize employees, and as gifts at meetings and conventions. In addition, the Company is constantly prospecting for new customers by mailing its catalogs to prospective customers who have favorable demographic profiles or purchasing patterns. The Company maintains a large proprietary in-house database. Building on this foundation, the Company maintains an ongoing prospecting effort by testing various mailing lists and evaluating the recipient's responsiveness to the Company's product offerings. A group of corporate sales representatives handle larger corporate accounts through telemarketing.

    The Company's SUCCESSORIES catalog features the entire line of proprietary products and some third-party products. The two types of catalogs currently being mailed are a 56-page version mailed to existing customers and catalog requesters, and a 40-page version mailed to individuals on rented lists with the objective to acquire them as new customers. When the prospective customer makes the initial purchase they are subsequently sent a 56-page catalog using selection criteria based on purchase history. During the fiscal year ended January 29, 2000, the Company mailed approximately 14.5 million SUCCESSORIES catalogs.

    In December 1999, the Company re-launched its interactive Internet website, WWW.SUCCESSORIES.COM, which featured increased product offering and enhanced navigational performance. Visitors to the website are also able to view product offerings and place orders for products featured in the Company's catalogs. Customer interest in the website has steadily increased. For example, Internet orders during fiscal 1999 increased by approximately 319% in comparison to fiscal 1998. The Company believes the Internet offers a significant marketing and sales opportunity.

    In January 1999, the Company introduced a recognition awards catalog offering a wide range of proprietary awards and gifts that can be engraved or personalized. During the fiscal year ended January 29, 2000, the Company mailed approximately 0.5 million SUCCESSORIES custom catalogs.

    In October 1996, the Company acquired the stock of British Links Golf Classics, Inc., a catalog company specializing in golf-related wall decor, gifts and other collectibles. In addition in November 1997, the Company executed a license agreement with the New York Times Magazine Group, Inc. in connection with the development of THE GOLF COMPANY FROM GOLF DIGEST catalog. In
September 1999, the Company terminated its agreement with the New York Times Magazine Group, Inc. as a result of its strategic plan to divest its golf catalog business. During the fiscal year ended January 29, 2000, the Company mailed approximately 0.7 million golf catalogs under the British Links and THE GOLF COMPANY FROM GOLF DIGEST names.

    RETAIL

    The Company-owned retail locations consist of stores and temporary locations primarily located in shopping malls. The Company's stores were introduced in early 1991. As of January 29, 2000, the Company owned a total of 25 retail locations, including 23 stores and 2 temporary locations. The following table shows the number of Company-owned retail locations that were opened, closed, converted to franchise, and in operation for each of the last three fiscal years.

                                                                             IN OPERATION
                                                              CONVERTED TO    AT END OF
FISCAL YEAR ENDED                        OPENED     CLOSED     FRANCHISE     FISCAL YEAR
-----------------                       --------   --------   ------------   ------------
January 31, 1998......................     3          11           --             43
January 30, 1999......................     7           8            6             36
January 29, 2000......................     1           9            3             25

    As of January 29, 2000, the Company's retail locations are located in Canada and the following states:

Arizona                   Massachusetts             Pennsylvania
California                Michigan                  Texas
Florida                   Minnesota                 Virginia
Maryland                  New York

    WHOLESALE

    The Company sells products to a number of wholesale customers. Wholesale customers include other direct marketing distributors and distributors who have acquired distribution rights for the Company's products in other countries.

    The Company licenses some of its proprietary images to third parties for use in their products for which the Company receives a royalty payment. These third parties generally market office supply products such as pens, notebooks, calendars and note cubes either through retail stores or through direct marketing catalog sales.

    FRANCHISE

    As of January 29, 2000, there were 58 franchised retail stores. The following table shows the number of franchised stores that were opened, closed and in operation for each of the last three fiscal years.

                                                                         IN OPERATION
                                                                          AT END OF
FISCAL YEAR ENDED                                   OPENED     CLOSED    FISCAL YEAR
-----------------                                  --------   --------   ------------
January 31, 1998.................................      4         10           43
January 30, 1999.................................     13          7           49
January 29, 2000.................................     15          6           58

    Product sales to franchisees are typically made at a discount to retail or at product cost plus a certain percentage.

    All franchisees are required to comply with Company-established operational policies and procedures relating to, among other things, quality of service, training, design and decor of stores, and trademark usage. The Company retains the right to receive an assignment of any leasehold interest and gain possession of the store if the franchisee fails to comply with the Company's operational policies and procedures or upon expiration of the franchise agreement.

    The Company provides new franchisees with training at both the Company's headquarters and at Company-owned retail locations which focuses on the various aspects of store management, including marketing fundamentals, financial controls and product knowledge. In addition, the Company provides ongoing employee training to franchisees and their managers, as well as its own managers.

    The Company reviews all proposed franchise store locations and reserves the right to review the lease terms. Various factors are considered in evaluating sites, including trade area demographics, availability and cost of space, location of competitors, and total retail sales in a given enclosed shopping area.

    FRANCHISE AGREEMENT

    The Company attracts qualified franchise owners with a low initial franchise fee. The franchise fee for the first store is $35,000 and $25,000 for each additional store, payable in full upon execution of a franchise agreement. Franchisees are responsible for the costs of leasehold improvements, inventory, furniture, fixtures, decor and certain other items including initial working capital. The franchisee purchases for resale Company manufactured products or products from others that are Company-approved. Due to the proprietary nature of most of the Company's products, the Company is the only available source for many products sold by franchisees.

    Franchisees currently pay a monthly royalty to the Company of 2% of franchise gross sales. Franchisees are further required to spend between $2,000 to $3,000 on grand opening advertising, followed by 3% of monthly gross sales for local advertising and promotion.

    The franchise agreements have an initial term of five years with a renewal option for three additional successive terms of five years each. The agreements also provide the Company with the right to purchase the franchisee's store assets upon termination or expiration of the franchise agreement, and a right of first refusal if the franchise is to be sold. The franchisee must obtain the Company's approval in all instances prior to the sale of a franchised store. The franchise agreement is granted for the operation of a single retail store at a specified location. The Company reserves certain rights within close proximity to franchised retail stores to sell products through channels of distribution distinct from that of a franchised retail business.

    STRATEGIC CHANGES

    On September 3, 1998, the Company announced that it would focus its future growth on its core motivational products business and its two most profitable distribution channels: direct marketing of SUCCESSORIES and franchised retail stores.

    As a result the Company began plans, which were in progress as of January 29, 2000, to divest its golf catalog business, to reduce the scope of its wholesale business, and to convert its company-owned retail stores to franchise owner-operators. The Company has yet to sell the golf catalog business. The Company has hired a consultant with experience in marketing franchises to assist with the conversion of the Company-owned retail stores. Since September 3, 1998, the Company has converted nine of its Company-owned retail stores to franchised stores.

    MANUFACTURING, ORDER FULFILLMENT AND DISTRIBUTION

    The Company's manufacturing operations consist primarily of framing, product-engraving, hot-stamping and silk screening. The Company mounts and assembles its framed wall and desk decor in-house and has developed a special packaging system designed to reduce the risk of breakage in shipping.

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

    SEASONALITY

    See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

    COMPETITION

    The industry supplying motivational, self-improvement and custom awards is highly competitive and fragmented. The Company competes principally on the basis of product exclusivity, selection, quality, name recognition and price of its products. The Company believes that the proprietary products it offers provide a competitive advantage in its merchandising offering.

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

    Although many of the quotations and other art work used by the Company are in the public domain and are not individually protectable under copyright and trademark laws, the Company continually endeavors to protect its products through exclusive licensing relationships with the owners or subjects of various photographs by giving the products a distinctive trade dress.

    EMPLOYEES

    As of January 29, 2000, the Company employed 345 persons, of whom 231 were employed full time. Of this total, 194 were employed at the corporate headquarters in marketing, manufacturing, order fulfillment and administrative capacities, and 151 were field personnel, store managers or store personnel. The Company is not a party to any collective bargaining agreements and has not experienced a strike or work stoppage. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

    The Company leases its corporate office and manufacturing/warehouse facility in Aurora, Illinois, under the terms of a lease agreement which expires in July 2009. The lease is for approximately 20,000 square feet of office space and 110,000 square feet of manufacturing/warehouse space.

    The Company leases all 25 Company-owned stores from various property owners under terms typical in an enclosed mall or strip shopping center. Lease terms generally vary from five to ten years for stores, and six months to one year for temporary store locations. None of the Company's store leases are individually material to the operations of the Company.

ITEM 3. LEGAL PROCEEDINGS

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

    The hearing dates for the Wascher matter were originally scheduled in January 1999. The Company and Wascher have postponed the hearing and are involved in settlement negotiations. If a settlement is not reached with Wascher, the Company intends to vigorously defend itself against the claims. Given the phase of this proceeding, the Company has determined that a reasonable assessment with respect to the financial impact, if any, cannot be made at this point in time.

    Except as noted above, there are no other material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in the ordinary course of its business and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of any such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

    EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                      AGE                PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
----                    --------   ------------------------------------------------------------
Arnold M. Anderson..       55      Director since October 1999; prior thereto, Director and
                                   Chairman of the Board since November 1998; prior thereto,
                                   Chief Executive Officer, Chairman of the Board and Director
                                   since June 1998; prior thereto, Chairman of the Board and
                                   Director since May 1997; prior thereto, Chief Executive
                                   Officer, Chairman of the Board and Director since June 1995;
                                   prior thereto, Chief Executive Officer, President, Chairman of the Board and Director for the Company and its
                                   predecessor (Primus) since October 1990; prior thereto,
                                   Chairman and President of the Subsidiaries.

Gary J. Rovansek....       57      President, Chief Executive Officer, Chief Operating Officer
                                   and Director since October 1999; prior thereto, President
                                   and Chief Operating Officer since November 1998; prior
                                   thereto, President and Director of J.C. Whitney & Co.(direct marketer of after-market automotive products) since February
                                   1994; prior thereto, President of the Horticultural Division of Foster & Gallagher, Inc. (direct marketer of horticulture products) since 1993; prior thereto, President of Reliable
                                   Corporation (direct marketer of office products) since 1988.

John C. Carroll.....       51      Senior Vice President and Chief Financial Officer since
                                   April 2000; prior thereto, Vice President Finance and
                                   Operations of D&B Auto Radio, Inc. (remanufacturer and
                                   distributor of after-market automotive electronics) since
                                   November 1993; prior thereto, Chief Operating Officer and
                                   Treasurer of Universal Financial Products (distributor of
                                   computer equipment) since February 1989.

Michael H. McKee....       46      Senior Vice President and Creative Director since October
                                   1999; prior thereto, Senior Vice President and Creative
                                   Director, and Director since October 1990; prior thereto,
                                   Creative Director of Product Development and Advertising for
                                   the Subsidiaries.

John F. Halpin......       46      Senior Vice President, Direct Marketing Division since
                                   September 1996; prior thereto, Vice President of Marketing for Foster & Gallagher, Inc. (direct marketer of
                                   horticulture products) since January 1985.

Kenneth R. Taylor...       48      Vice President, Operations since September 1998; prior
                                   thereto, Director of Manufacturing since May 1997; prior
                                   thereto, Director of Operations for Echo Star, Inc.
                                   (telecommunications distributor) since 1996; prior thereto,
                                   Director of Quality for Josten, Inc. (award recognition
                                   distributor) since 1992.

Gregory J. Nowak....       39      Vice President, General Counsel and Corporate Secretary
                                   since October 1998; prior thereto, Vice President and
                                   Associate Counsel of Scudder Kemper Investments, Inc.
                                   (investment manager) since 1995; prior thereto, Counsel to
                                   Kemper Corporation (financial services) since 1992.

James W. Brintnall...      42      Senior Vice President, Marketing and Merchandising since
                                   March 2000; prior thereto, Vice President of Brand Strategy and Product Development since May 1999; prior thereto, Vice
                                   President of Research and Development since June 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is quoted on the Nasdaq National Market under the symbol "SCES." The following table sets forth the high and low bid prices for the Company's common stock as reported by the Nasdaq National Market for the applicable periods shown.

                                                                HIGH       LOW
                                                              --------   --------
Fiscal Year Ended January 30, 1999
  First Quarter.............................................   $6.625     $5.375
  Second Quarter............................................    5.500      3.625
  Third Quarter.............................................    4.000      1.375
  Fourth Quarter............................................    4.125      1.375

Fiscal Year Ended January 29, 2000
  First Quarter.............................................   $3.125     $2.000
  Second Quarter............................................    3.375      2.125
  Third Quarter.............................................    3.000      2.000
  Fourth Quarter............................................    3.000      1.750

    As of March 31, 2000, the number of holders of record of the Company's common stock was approximately 586, and there were approximately 600 beneficial owners of the Company's common stock.

    The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain its earnings to finance future growth and therefore has no present intention of paying cash dividends on its common stock in the foreseeable future. Under the Company's current credit facility, with the Provident Bank, the payment of cash dividends by the Company is prohibited.

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below is selected consolidated financial data for the Company as of and for each of the last five fiscal periods. Certain prior year amounts have been reclassified to conform with the current year presentation.

                                                                                                      NINE
                                                             FISCAL YEAR ENDED                       MONTHS
                                           -----------------------------------------------------      ENDED
                                           JANUARY 29,   JANUARY 30,   JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,
                                              2000          1999          1998          1997          1996
                                           -----------   -----------   -----------   -----------   -----------
                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net product sales......................  $   51,702    $   52,864    $   56,821    $   56,032    $   35,484
  Income (loss) from operations..........  $      467    $   (5,777)   $    2,014    $     (697)   $      191
  (Loss) income before income taxes......  $   (1,067)   $   (7,276)   $      141    $   (2,347)   $     (688)
  Income tax expense (benefit)...........  $       60    $       60    $       54    $   (2,609)   $   (1,388)
  Net (loss) income......................  $   (1,127)   $   (7,336)   $       87    $      262    $      700
  Preferred stock dividends and
    accretion............................  $     (101)   $       --    $     (741)   $   (1,126)   $       --
  (Loss) income available to common
    stockholders.........................  $   (1,228)   $   (7,336)   $     (654)   $     (864)   $      700
  (Loss) earnings per share:
    Basic................................  $     (.18)   $    (1.08)   $    (0.10)   $    (0.16)   $     0.14
    Diluted..............................  $     (.18)   $    (1.08)   $    (0.10)   $    (0.16)   $     0.13
  Weighted-average number of common
    shares outstanding...................   6,927,668     6,768,929     6,283,662     5,321,179     5,144,894

BALANCE SHEET DATA:
  Total assets...........................  $   29,749    $   34,700    $   40,581    $   33,853    $   32,166
  Total stockholder's equity.............  $   17,543    $   15,373    $   22,434    $   16,408    $   13,034
  Long-term debt.........................  $    3,374    $    5,049    $    6,561    $    4,094    $    8,528
  Convertible preferred stock............  $        6    $       --    $       --    $       --    $       --
  Redeemable preferred stock.............  $       --    $       --    $       --    $    5,472    $       --

CASH FLOW DATA:
  Cash flow (used in) provided by
    operations...........................  $    1,426    $    2,712    $     (633)   $   (1,088)   $      (74)

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

    Successories is a direct mail catalog company, specialty retailer and wholesaler that designs, assembles and markets a diverse range of motivational and self-improvement products, many of which are the Company's own proprietary designs. The Company's products include distinctive lines of wall decor, desktop accessories, books, personalized gifts and awards, greeting cards and mugs. In addition, the Company sells other motivational products supplied by third parties. In-house designers create proprietary art work and designs that can be used in conjunction with a wide variety of products. The Company will also customize products to fulfill customers' special needs.

    The Company's products are marketed primarily under its SUCCESSORIES trade name through direct marketing (catalog, electronic commerce and telemarketing), retail channel (Company-owned stores), sales to franchisees and wholesale distribution. In October 1996, the Company acquired British Links Golf Classics, Inc., a catalog company selling golf-related gifts, art, wall decor and other collectibles. In November 1997, the Company executed a license agreement with the New York Times Company Magazine Group, Inc. to use the names GOLF DIGEST, THE GOLF COMPANY, and THE GOLF COMPANY FROM GOLF DIGEST in connection with the development of retail locations and a direct mail catalog featuring golf-related wall decor, gifts, and other collectibles. In September 1999, the Company terminated its agreement with the New York Times Magazine Group, Inc. as a result of its strategic plan to divest its golf catalog business.

    Although the Company utilizes multiple distribution channels for its products, the Company's products have similar purposes and uses in each channel of distribution. The profitability varies among products and distribution channels. The Company utilizes its facilities interchangeably for each distribution channel. Furthermore, the marketing channels are directed at a single customer base located primarily in the United States.

    On September 3, 1998, the Company announced that it would focus its future growth on its core motivational products business and its two most profitable distribution channels: direct marketing of SUCCESSORIES and franchised retail stores. As a result, the Company began plans, which were in progress as of January 29, 2000, to divest its golf catalog business, to reduce the scope of its wholesale business, and to convert its company-owned retail stores to franchise owner-operators. The Company has hired a consultant with experience in marketing franchises to assist with the conversion of the Company-owned retail stores. Since September 3, 1998, the Company has converted nine of its Company-owned retail stores to franchised stores. The Company has yet to sell the golf catalog business.

    For the fiscal years ended January 29, 2000, January 30, 1999 and
January 31, 1998, net product sales for the various distribution channels, as a percentage of total net product sales, were as follows:

                                                        FISCAL             FISCAL             FISCAL
                                                      YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                   JANUARY 29, 2000   JANUARY 30, 1999   JANUARY 31, 1998
                                                   ----------------   ----------------   ----------------
Direct marketing--Successories...................         56%                49%                42%
Direct marketing--Golf...........................          3%                 6%                 6%
Retail Company-owned stores......................         26%                31%                31%
Wholesale........................................          2%                 3%                11%
Sales to franchisees.............................         13%                11%                10%

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

    RESULTS OF OPERATIONS

    The following table sets forth the results of operations for the last three fiscal years and the change from the previous year, as taken from the Company's consolidated statements of operations. The Company's fiscal year 1999 consisted of the 52 weeks ended January 29, 2000. The Company's fiscal year 1998 consisted of the 52 weeks ended January 30, 1999. The Company's fiscal year 1997 consisted of the 52 weeks ended January 31, 1998.

                                                         FISCAL YEARS ENDED
                                              -----------------------------------------
                                               JANUARY 29, 2000      JANUARY 30, 1999     INCREASE (DECREASE)
                                              -------------------   -------------------   -------------------
                                               AMOUNT       %        AMOUNT       %        AMOUNT       %
                                              --------   --------   --------   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
Net product sales...........................  $51,702     100.0     $52,864     100.0     $(1,162)      (2.2)
Cost of goods sold..........................   23,536      45.5      24,728      46.8      (1,192)      (4.8)
                                              -------     -----     -------     -----     -------
Gross profit on product sales...............   28,166      54.5      28,136      53.2          30        0.1
Fees, royalties and other income............    1,175       2.3       1,624       3.1        (449)     (27.6)
                                              -------     -----     -------     -----     -------
Gross margin................................   29,341      56.8      29,760      56.3        (419)      (1.4)
Operating expenses..........................   28,874      55.9      34,235      64.8      (5,361)     (15.7)
Asset impairment charge.....................       --        --       1,302       2.5      (1,302)    (100.0)
                                              -------     -----     -------     -----     -------
Income (loss) from operations...............      467       0.9      (5,777)    (11.0)      6,244      108.1
Interest and other expenses.................    1,534       3.0       1,499       2.8          35        2.3
                                              -------     -----     -------     -----     -------
(Loss) income before income taxes...........   (1,067)     (2.1)     (7,276)    (13.8)      6,209       85.3
Income tax expense..........................       60       0.1          60       0.1          --         --
                                              -------     -----     -------     -----     -------
Net (loss) income...........................  $(1,127)     (2.2)    $(7,336)    (13.9)    $ 6,209       84.6
                                              =======     =====     =======     =====     =======

                                                       FISCAL YEARS ENDED
                                            -----------------------------------------
                                             JANUARY 30, 1999      JANUARY 31, 1998     INCREASE (DECREASE)
                                            -------------------   -------------------   -------------------
                                             AMOUNT       %        AMOUNT       %        AMOUNT       %
                                            --------   --------   --------   --------   --------   --------
Net product sales.........................  $52,864     100.0     $56,821     100.0     $(3,957)       (7.0)
Cost of goods sold........................   24,728      46.8      25,542      45.0        (814)       (3.2)
                                            -------     -----     -------     -----     -------
Gross profit on product sales.............   28,136      53.2      31,279      55.0      (3,143)      (10.0)
Fees, royalties and other income..........    1,624       3.1       1,824       3.2        (200)      (11.0)
                                            -------     -----     -------     -----     -------
Gross margin..............................   29,760      56.3      33,103      58.2      (3,343)      (10.1)
Operating expenses........................   34,235      64.8      31,089      54.7       3,146        10.1
Asset impairment charge...................    1,302       2.5          --        --       1,302         N/A
                                            -------     -----     -------     -----     -------
(Loss) income from operations.............   (5,777)    (11.0)      2,014       3.5      (7,791)     (386.8)
Interest and other expenses...............    1,499       2.8       1,873       3.2        (374)      (20.0)
                                            -------     -----     -------     -----     -------
(Loss) income before income taxes.........   (7,276)    (13.8)        141       0.3      (7,417)   (5,260.3)
Income tax expense........................       60       0.1          54       0.1           6        11.1
                                            -------     -----     -------     -----     -------
Net (loss) income.........................  $(7,336)    (13.9)    $    87       0.2     $(7,423)   (8,532.2)
                                            =======     =====     =======     =====     =======

    YEAR ENDED JANUARY 29, 2000 (FISCAL 1999), COMPARED TO YEAR ENDED
     JANUARY 30, 1999
     (FISCAL 1998)

    Net product sales were $51,702,000 for the year ended January 29, 2000, compared to $52,864,000 for the corresponding year ended January 30, 1999. The $1,162,000, or 2.2% decrease in sales was comprised of wholesale sales of $934,000, or 51.5%, retail Company-owned store sales of $2,924,000, or 17.9%, and direct marketing--golf sales of $1,887,000, or 56.0%, offset by an increase in direct marketing--Successories sales of $3,161,000, or 12.2%, and franchise sales of $1,422,000 or 25.3%.

    As a result of the Company implementing its strategy to focus on its two most profitable distribution channels: direct marketing SUCCESSORIES and franchise sales, and to make plans to exit from its other channels, total Company net product sales decreased in fiscal 1999 by 2.2% compared to fiscal 1998, as planned. Net product sales from the two core channels, direct marketing SUCCESSORIES and franchise sales, reflected a strong growth of 14.6% in fiscal 1999, compared to fiscal 1998. The increase in direct marketing SUCCESSORIES sales can be attributed to planned increases in circulation of catalogs, introduction of the clearance catalog, and increase in page count of the catalogs in fiscal 1999. The increase in franchise sales was due to the new product offerings, increase in franchise stores (fiscal 1999--58 stores and fiscal 1998--49 stores), and higher sales volume in fiscal 1999. Sales in channels being phased out, direct marketing golf, retail Company-owned stores and wholesale, decreased by 26.7% in fiscal 1999 in comparison to fiscal 1998. The decrease in direct marketing golf sales was due to planned reductions in circulation of the golf catalogs. The overall decrease in retail Company-owned store sales was due to fewer stores in operation in the current year compared to the prior year (fiscal 1999--25 stores and fiscal 1998--36 stores). The comparable same store sales for the retail Company-owned stores in fiscal 1999 were flat compared to fiscal 1998. The decrease in wholesale channel sales can be attributed to planned reduction in the scope of business in fiscal 1999.

    Gross profit on product sales in fiscal 1999 of $28,166,000 was comparable to $28,136,000 in fiscal 1998, even though net product sales declined by $1,162,000 in fiscal 1999. The improvement in gross profit on product sales can be attributed to a higher gross profit, as a percentage of net product sales, in fiscal 1999. The improvement in gross profit is primarily due to the change in net product sales mix from the various distribution channels in fiscal 1999 compared to fiscal 1998, which impacted the overall gross profit as it varies amongst the various channels, and improvement in gross profit due to the decrease in promotional discounts. Gross profit on net product sales, as a percentage of net sales, was 54.5% in fiscal 1999 versus 53.2% in fiscal 1998.

    Operating expenses decreased in fiscal 1999 to $28,874,000 from $34,235,000 in fiscal 1998. The 15.7% decrease can be primarily attributed to a decrease in expenses related to the Company's golf catalog business, due to fewer retail Company-owned stores in operation, and a reduction in corporate and administrative expenses as a result of focusing on the two core distribution channels, offset by additional expenses of $961,000 incurred as a result of planned retail store closings, exiting costs associated with the golf and Europe catalog businesses, and exiting its wholesale activity with the office supply companies.

    During fiscal 1998, the Company recorded an asset impairment charge of $1,302,000 related to goodwill associated with the acquisition of British Links Golf Classics, Inc.

    The net loss in fiscal 1999 of $1,127,000 versus the net loss of $7,336,000 in fiscal 1998 is primarily due to a decrease in operating expenses in fiscal 1999 and the asset impairment charge recognized in fiscal 1998. As a percentage of net product sales, the net loss for fiscal 1999 was 2.2% versus 13.9% in fiscal 1998.

    YEAR ENDED JANUARY 30, 1999 (FISCAL 1998), COMPARED TO YEAR ENDED
     JANUARY 31, 1998
     (FISCAL 1997)

    Net product sales were $52,864,000 for the year ended January 30, 1999, compared to $56,821,000 for the corresponding year ended January 31, 1998. The $3,957,000, or 7.0% decrease in sales was comprised of wholesale sales of $4,361,000, or 70.6%, retail Company-owned store sales of $1,425,000, or 8.0%, franchise sales of $94,000, or 1.7%, and direct marketing--golf sales of $58,000, or 1.7%, offset by increase in direct marketing SUCCESSORIES sales of $1,981,000, or 8.3%.

    The 8.3% increase in direct marketing SUCCESSORIES sales was attributable to improved response rates and marketing strategies associated with the Company's core customer lists. In 1998, the Company began to increase its direct marketing customer base through prospective catalog mailings which also contributed to the sales increase. Retail Company-owned store sales decreased by 8.0% due to fewer stores in operation in fiscal 1998, offset by an increase in same-store sales of 3.3% as compared to the same twelve months in the prior year. Wholesale sales decreased by 70.6% primarily due to discontinuing the alliance with Waldenbooks.

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

    Operating expenses were $34,235,000 for fiscal 1998, compared to $31,089,000 for fiscal 1997. Operating expenses for fiscal 1998 included additional charges of $1,108,000, which were comprised of costs associated with reduction of corporate personnel of $350,000, provision for bad debt relating to receivables from the Company's Australian licensee of $400,000, retail store-related expenses of $283,000, and expected real estate costs for the closing of the Canadian office of $75,000. Advertising expense increased to $9,561,000 for fiscal 1998 as compared to $9,097,000 for fiscal 1997. Also, depreciation and amortization expense increased to $2,913,000 for fiscal 1998 as compared to $2,516,000 for fiscal 1997. Additional factors contributing to the increase include start-up expenses for European and golf catalog markets, expenses related to post-installation improvements in the Company's new information systems and expansion of the Company's merchandising and product development departments.

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

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit facility, to fund its cash requirements.

    Operating activities provided cash of $1,426,000 and $2,712,000 for the years ended January 29, 2000 (fiscal 1999), and January 30, 1999 (fiscal 1998), and used cash of $633,000 for the year ended January 31, 1998 (fiscal 1997). In the current fiscal year 1999, the decrease in inventory and accounts payable can be attributed to management's planned efforts to reduce inventory. The improvement in the cash flows from operating activities in fiscal 1998 compared to fiscal 1997, was primarily attributable to a decrease in accounts and notes receivable, and an increase in accounts payable and accrued liabilities, offset by the net loss. The decrease in accounts and notes receivable in fiscal 1998 was primarily due to improved collections in accounts receivable after a delay in billings in the fourth quarter of fiscal 1997 due to a system conversion.

    Investing activities used cash of $431,000 for fiscal 1999, compared to $2,078,000 for fiscal 1998 and $4,221,000 for fiscal 1997. The principal use of cash was capital expenditures. In the current fiscal year 1999, the Company expended funds primarily for computer equipment and related costs to address year 2000 compliance, and upgrading the Company's Internet website. In fiscal 1998 and fiscal 1997, the Company expended funds to open new Company-owned stores, and upgrade its manufacturing/warehouse and computer equipment to address year 2000 compliance and business needs. Also, the Company installed new point-of-sale computer systems in all of its retail locations in fiscal 1998. The Company's credit facility limited capital expenditures to $4.6 million for fiscal 1997, $2 million for fiscal 1998, and

$1 million for each fiscal year thereafter. The capital expenditures in fiscal 1998 exceeded the above mentioned credit facility limit and the Company obtained a waiver from the bank.

    Financing activities used cash of $1,371,000 and $770,000 for fiscal 1999 and 1998 respectively, and provided cash of $5,432,000 for fiscal 1997. Scheduled debt repayments on term notes and capital leases, and net repayments on the revolving credit facility were the principal uses of cash. In the current fiscal year 1999, the Company received $2,745,000 in proceeds from the sale of convertible preferred stock. Pursuant to the terms of the bank credit agreement, proceeds of $2,745,000 from the sale of preferred stock were used to make a prepayment on the term loan in the amount of $1,000,000 and $1,745,000 was applied against the revolving credit facility. On June 20, 1997 the Company entered into a new credit facility with a bank. Borrowings on the new facility were the principal financing source of cash in fiscal 1997. A portion of the funds from the new credit facility were used to payoff existing debt and redeem a portion of the Series B convertible preferred stock in fiscal 1997.

    On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"). Per the agreement, as amended most recently on April 6, 2000, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000 and for each succeeding July 1 through December 31; the maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 57% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. The interest rate on the term loan and revolving credit loan was 11.50% at January 29, 2000. The term loan is payable in quarterly installments of $312,500 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined. As of January 29, 2000, available borrowings on the revolving credit loan were $3,634,000. In July 1997, the agreement for the credit facility was amended to include an additional $500,000 fixed rate loan. The loan bears interest at 12% and is due in June 2003.

    The credit facility also contains other provisions, including limits on capital expenditures and additional indebtedness, and restrictions on the Company's payment of cash dividends.

    On April 6, 2000, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA"), interest coverage ratio and fixed charge coverage for the year ended January 29, 2000, and to adjust certain other covenants and limitations prospectively. The amended agreement requires that (i) adjusted EBITDA, as defined, which is based on a rolling four quarter period, may not be less than $3,050,000 for the quarter ended April 29, 2000, $3,200,000 for the quarter ended July 29, 2000, $3,350,000 for the quarter ended October 28, 2000, $3,480,000 for the year ended
February 3, 2001, and $3,600,000 for each quarter and year ended thereafter;
(ii) the interest coverage ratio, as defined, may not be less than 2.60 to 1.00 for the quarter ended April 29, 2000, 2.75 to 1.00 for the quarter ended
July 29, 2000, 3.15 to 1.00 for the quarter ended October 28, 2000 and 3.40 to
1.00 for each quarter and year ended thereafter; (iii) the fixed charge coverage, as defined, not applicable for the quarter ended April 29, 2000, may not be less than 1.25 to 1.00 for the quarter ended July 29, 2000, 1.15 to 1.00 for the quarter ended October 28, 2000, 1.10 to 1.00 for each quarter and year ended through July 31, 2001, and 1.15 to 1.00 for each quarter and year ended thereafter. Also, the limitation on the borrowings against eligible inventory, as defined, of 57% was extended through the end of the credit agreement term.

    The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs, fund debt service and anticipated capital expenditures for the next year.

    YEAR 2000

    The Company's internal systems have experienced no material Year 2000 compliance related problems. In addition, the Company is not aware of any material Year 2000 related issues with any of its customers, suppliers or other third parties with whom the Company has business relationships. The costs associated with remediating the Company's non-compliant systems have not been material. The Company does not believe at this time that potential Year 2000 issues will materially affect the Company's business, although no assurance can be given that this will be the case.

    SEASONALITY

    The Company generally experiences peak sales in the fourth quarter of its fiscal year (November through January) due to the holiday season. The effects of seasonality are greater in the Company's retail operations than the other segments of its business. Most operating expenses are incurred evenly throughout the year, although some selling and administrative expenses are variable depending on sales, and direct marketing catalog advertising expenses as a percentage of sales are higher in the first calendar quarter. The Company's quarterly operating results may also vary depending upon such factors as converting Company-owned stores to franchise stores, catalog mailings, and the timing of new product introductions and promotions by the Company. The Company's cash requirements generally reach a seasonal peak in the second half of the year to finance increased inventory levels needed to meet the third and fourth quarter sales demand.

    INFLATION

    The Company does not believe that inflation has had a material impact on its operations.

    DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-K report contains forward-looking statements which the Company believes are within the meaning of Section 27A of the certain Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the management team, management's long-term performance goals, plans to divest the Company's golf catalog business and convert retail locations to franchised stores, programs to reduce the Company's costs and enhance asset utilization, the Company's generation of funds sufficient to meet its current operating needs and to fund anticipated capital expenditures, realization of deferred tax assets, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-K report. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is subject to market risk associated with adverse changes in interest rate and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company uses both fixed and variable rate debt, as described in Note 6 of the Notes to Consolidated Financial Statements. Principal exposed to interest rate risk is limited to $7,034,000 in variable rate debt. The impact of 1% change in interest rates on the variable rate debt is approximately $70,000. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada and United Kingdom. The Company's exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the Company's Directors will be included under the caption, "Election of Directors," in the Company's Proxy Statement for its 2000 Annual Meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after January 29, 2000, and is incorporated herein by reference. Information regarding the Company's executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding the Executive Compensation will be included under the caption, "Compensation and Other Transactions with Management," in the Company's Proxy Statement for its 2000 Annual Meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after January 29, 2000, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding the above will be included under the caption, "Security Ownership," in the Company's Proxy Statement for its 2000 Annual Meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after January 29, 2000, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding the above will be included under the caption, "Compensation and Other Transactions with Management," in the Company's Proxy Statement for its 2000 Annual Meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after January 29, 2000, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. See Index to Financial Statements and Financial Statement Schedules on page F-1.
       2. See Index to Financial Statements and Financial Statement Schedules on page F-1
       3. See Index to Exhibits immediately following the Signature page.

    (b) On November 4, 1999, the Company filed a current Report on Form 8-K reporting on the completion of a $1,525,000 private placement by the Company of preferred stock to a group of investors.

    (c) See Index to Exhibits immediately following the Signature page.

    (d) See Index to Financial Statements and Financial Statement Schedules on page F-1.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                      PAGE
                                                                    --------
(1)   Financial Statements:

      Report of Independent Accountants...........................     F-2
      Consolidated Balance Sheets.................................     F-3
      Consolidated Statements of Operations.......................     F-4
      Consolidated Statements of Stockholders' Equity.............     F-5
      Consolidated Statements of Cash Flows.......................     F-7
      Notes to Consolidated Financial Statements..................     F-8

(2)   Financial Statement Schedule:
      Schedule II--Valuation and Qualifying Accounts..............    F-29

    All other financial schedules called for under Regulation S-X are not submitted because they are not applicable, or not required, or because the required information is not material or is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Stockholders of Successories, Inc.

    We have audited the accompanying consolidated balance sheets of Successories, Inc. (an Illinois corporation) and subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 29, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Successories, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 2000, in conformity with generally accepted accounting principles in the United States.

    Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule on Page F-29 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
March 24, 2000
(except with respect to the matters discussed in Note 6, as to which the date is April 6, 2000)

                               SUCCESSORIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               JANUARY 29, 2000   JANUARY 30, 1999
                                                               ----------------   ----------------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  1,239,000       $  1,615,000
  Accounts and notes receivable, net of allowance of
    $549,000 and $660,000, respectively.....................        3,430,000          3,522,000
  Inventories, net..........................................        7,998,000         10,618,000
  Prepaid catalog expenses..................................        1,539,000          1,067,000
  Other prepaid expenses....................................          130,000            272,000
                                                                 ------------       ------------
Total current assets........................................       14,336,000         17,094,000
Property and equipment, net.................................        7,933,000          9,899,000
Notes receivable............................................          295,000            297,000
Deferred financing costs, net...............................          303,000            400,000
Deferred income taxes.......................................        5,199,000          5,199,000
Intangible and other assets, net............................        1,683,000          1,811,000
                                                                 ------------       ------------
TOTAL ASSETS................................................     $ 29,749,000       $ 34,700,000
                                                                 ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................     $  3,250,000       $  6,035,000
  Accounts payable..........................................        3,789,000          6,447,000
  Accrued expenses..........................................        1,746,000          1,745,000
                                                                 ------------       ------------
Total current liabilities...................................        8,785,000         14,227,000
Long-term debt, net of current portion......................        3,374,000          5,049,000
                                                                 ------------       ------------
Total liabilities...........................................       12,159,000         19,276,000
                                                                 ------------       ------------
Minority interests in subsidiaries..........................           47,000             51,000
                                                                 ------------       ------------
Stockholders' equity:
  Convertible preferred stock, $.01 par value; 1,000,000
    shares authorized, 503,092 of Series A and 101,667 of
    Series B shares issued and outstanding as of January 29,
    2000....................................................            6,000                 --
  Common stock, $.01 par value; 20,000,000 shares
    authorized; 6,933,213 and 6,913,293 shares issued and
    outstanding, respectively...............................           69,000             69,000
  Common stock warrants.....................................        2,291,000          1,788,000
  Notes receivable from stockholders........................         (165,000)          (273,000)
  Additional paid-in capital................................       28,969,000         26,188,000
  Accumulated deficit.......................................      (13,563,000)       (12,335,000)
  Accumulated other comprehensive loss......................          (64,000)           (64,000)
                                                                 ------------       ------------
Total stockholders' equity..................................       17,543,000         15,373,000
                                                                 ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................     $ 29,749,000       $ 34,700,000
                                                                 ============       ============

        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                   JANUARY 29, 2000   JANUARY 30, 1999   JANUARY 31, 1998
                                                   ----------------   ----------------   ----------------
Net product sales................................     $51,702,000        $52,864,000        $56,821,000
Cost of goods sold...............................      23,536,000         24,728,000         25,542,000
                                                      -----------        -----------        -----------
Gross profit on product sales....................      28,166,000         28,136,000         31,279,000
Fees, royalties and other income.................       1,175,000          1,624,000          1,824,000
                                                      -----------        -----------        -----------
Gross margin.....................................      29,341,000         29,760,000         33,103,000
Operating expenses...............................      28,874,000         34,235,000         31,089,000
Asset impairment charge..........................              --          1,302,000                 --
                                                      -----------        -----------        -----------
Income (loss) from operations....................         467,000         (5,777,000)         2,014,000
                                                      -----------        -----------        -----------
Other (expense) income:
  Interest income................................          50,000             35,000             31,000
  Minority interests in subsidiaries.............        (218,000)          (100,000)          (269,000)
  Interest expense...............................      (1,451,000)        (1,359,000)        (1,561,000)
  Other, net.....................................          85,000            (75,000)           (74,000)
                                                      -----------        -----------        -----------
Total other expense..............................      (1,534,000)        (1,499,000)        (1,873,000)
                                                      -----------        -----------        -----------
(Loss) income before income taxes................      (1,067,000)        (7,276,000)           141,000
Income tax expense...............................          60,000             60,000             54,000
                                                      -----------        -----------        -----------
Net (loss) income................................     $(1,127,000)       $(7,336,000)       $    87,000
                                                      ===========        ===========        ===========

Dividend to Preferred Stockholders...............     $   101,000        $        --        $   741,000
                                                      ===========        ===========        ===========
Loss available to common stockholders............     $(1,228,000)       $(7,336,000)       $  (654,000)
                                                      ===========        ===========        ===========
Foreign currency translation adjustment..........              --              9,000            (37,000)
                                                      ===========        ===========        ===========
Comprehensive (loss) income......................     $(1,127,000)       $(7,327,000)       $    50,000
                                                      ===========        ===========        ===========
Loss per share:
  Basic and Diluted..............................     $      (.18)       $     (1.08)       $      (.10)
                                                      ===========        ===========        ===========

        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       CONVERTIBLE                                       NOTES
                                COMMON STOCK         PREFERRED STOCK     ADDITIONAL                    RECEIVABLE
                            --------------------   -------------------     PAID-IN     ACCUMULATED        FROM
                             SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT      STOCKHOLDERS
                            ---------   --------   --------   --------   -----------   ------------   ------------
Balance at February 1,
  1997....................  5,703,459   $57,000          --       $--    $20,362,000   $ (4,345,000)    $      --
Net income................         --        --          --        --             --         87,000            --
Foreign currency
  translation
  adjustment..............         --        --          --        --             --             --            --
Stock warrants issuance
  and revaluation.........         --        --          --        --             --             --            --
Notes receivable..........         --        --          --        --             --             --      (273,000)
Preferred stock
  transactions:
  Preferred stock
    dividends.............         --        --          --        --             --       (153,000)           --
  Accretion of preferred
    stock discount........         --        --          --        --             --       (588,000)           --
Common stock transactions:
  Sales of common
    shares................     44,451     1,000          --        --        215,000             --            --
Conversion of Series B
  preferred stock.........  1,010,667    10,000          --        --      5,550,000             --            --
                            ---------   -------    --------   -------    -----------   ------------     ---------
Balance at January 31,
  1998....................  6,758,577   $68,000          --        --    $26,127,000   $ (4,999,000)    $(273,000)
Net loss..................         --        --          --        --             --     (7,336,000)           --
Foreign currency
  translation
  adjustment..............         --        --          --        --             --             --            --
Stock warrants issuance
  and revaluation.........         --        --          --        --             --             --            --
Common stock transactions:
  Sales of common shares
    and exercise of stock
    options...............    154,716     1,000          --        --         61,000             --            --
                            ---------   -------    --------   -------    -----------   ------------     ---------
Balance at January 30,
  1999....................  6,913,293   $69,000          --        --    $26,188,000   $(12,335,000)    $(273,000)
Net loss..................         --        --          --        --             --     (1,127,000)           --
Stock warrants issuance
  and revaluation.........         --        --          --        --             --             --            --
Notes receivable payments
  and writeoffs...........         --        --          --        --             --             --       108,000
Common stock transactions:
  Sales of common shares
    and exercise of stock
    options...............     19,920        --          --        --         42,000             --            --
Preferred stock
  transactions:
  Sale of Series A
    shares................         --        --     503,092     5,000      1,215,000             --            --
  Sale of Series B
    shares................         --        --     101,667     1,000      1,524,000             --            --
  Preferred stock
    dividends.............                               --        --             --       (101,000)           --
                            ---------   -------    --------   -------    -----------   ------------     ---------
Balance at January 29,
  2000....................  6,933,213   $69,000     604,759    $6,000    $28,969,000   $(13,563,000)    $(165,000)
                            =========   =======    ========   =======    ===========   ============     =========

        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          ACCUMULATED
                                                             OTHER         COMMON         TOTAL
                                                         COMPREHENSIVE     STOCK      STOCKHOLDERS'
                                                             LOSS         WARRANTS       EQUITY
                                                         -------------   ----------   -------------
Balance at February 1, 1997............................     $(36,000)    $  370,000    $16,408,000

Net income.............................................           --             --         87,000
Foreign currency translation adjustment................      (37,000)            --        (37,000)
Stock warrants issuance and revaluation................           --      1,214,000      1,214,000
Notes receivable.......................................           --             --       (273,000)
Preferred stock transactions:
  Preferred stock dividends............................           --             --       (153,000)
  Accretion of preferred stock discount................           --             --       (588,000)
Common stock transactions:
  Sales of common shares...............................           --             --        216,000
Conversion of Series B preferred stock.................           --             --      5,560,000
                                                            --------     ----------    -----------

Balance at January 31, 1998............................     $(73,000)    $1,584,000    $22,434,000

Net loss...............................................           --             --     (7,336,000)
Foreign currency translation adjustment................        9,000             --          9,000
Stock warrants issuance and revaluation................           --        204,000        204,000
Common stock transactions:
  Sales of common shares and exercise of stock
    options............................................           --             --         62,000
                                                            --------     ----------    -----------

Balance at January 30, 1999............................     $(64,000)    $1,788,000    $15,373,000

Net loss...............................................           --             --     (1,127,000)
Stock warrants issuance and revaluation................           --        503,000        503,000
Notes receivable payments and writeoffs................           --             --        108,000
Common stock transactions:
  Sales of common shares and exercise of stock
    options............................................           --             --         42,000
Preferred stock transactions:
  Sale of Series A shares..............................           --             --      1,220,000
  Sale of Series B shares..............................           --             --      1,525,000
  Preferred stock dividends............................           --             --       (101,000)
                                                            --------     ----------    -----------

Balance at January 29, 2000............................     $(64,000)    $2,291,000    $17,543,000
                                                            ========     ==========    ===========

        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                     JANUARY 29, 2000   JANUARY 30, 1999   JANUARY 31, 1998
                                                     ----------------   ----------------   ----------------
Cash flows from operating activities:
  Net (loss) income................................    $(1,127,000)       $(7,336,000)       $    87,000
  Adjustments to reconcile net (loss)income to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization..................      3,307,000          2,913,000          2,516,000
    Deferred income tax............................             --            140,000            (49,000)
    Amortization of debt discount..................        259,000            114,000            567,000
    Asset impairment charge........................             --          1,302,000                 --
    (Gain)Loss on disposal of property and
      equipment....................................       (104,000)            69,000                 --
                                                       -----------        -----------        -----------
                                                         2,335,000         (2,798,000)         3,121,000
    Changes in operating assets and liabilities:
      Accounts and notes receivable................         20,000          4,013,000         (3,173,000)
      Inventories..................................      2,620,000           (869,000)          (779,000)
      Prepaid catalog expenses.....................       (472,000)           372,000            567,000
      Other prepaid expenses.......................        142,000            353,000             35,000
      Deferred financing costs.....................             --                 --           (482,000)
      New product development......................       (576,000)          (495,000)          (508,000)
      Accounts payable.............................     (2,569,000)         1,818,000          1,138,000
      Reserve for stores to be closed..............             --                 --           (245,000)
      Reserve for relocation-related expenses......             --                 --           (497,000)
      Accrued expenses.............................       (100,000)           454,000            397,000
      Minority interest............................         (4,000)          (301,000)          (157,000)
      Other assets.................................         30,000            165,000            (50,000)
                                                       -----------        -----------        -----------
Net cash provided by (used in) operating
  activities.......................................      1,426,000          2,712,000           (633,000)
                                                       -----------        -----------        -----------
Cash flows from investing activities:
  Proceeds from notes receivable issued in
    connection with sale of property and
    equipment......................................         74,000             85,000                 --
  Proceeds from sale of property and equipment.....        282,000             35,000                 --
  Net cash paid for acquisitions...................             --                 --            (50,000)
  Purchases of property and equipment..............       (787,000)        (2,198,000)        (4,171,000)
                                                       -----------        -----------        -----------
  Net cash used in investing activities............       (431,000)        (2,078,000)        (4,221,000)
                                                       -----------        -----------        -----------
Cash flows from financing activities:
  Proceeds from issuing common stock...............         42,000             62,000            216,000
  Proceeds from issuing Series A and B preferred
    stock..........................................      2,745,000                 --                 --
  Preferred stock dividends........................             --                 --           (153,000)
  Redemption of Series B preferred stock...........             --                 --           (500,000)
  Notes receivable from officers...................         58,000                 --           (273,000)
  Net borrowings (repayments) on revolving credit
    loan...........................................     (2,755,000)           427,000          4,447,000
  Proceeds from long-term debt.....................             --                 --          8,981,000
  Repayments of long-term debt.....................     (1,461,000)        (1,259,000)        (7,286,000)
                                                       -----------        -----------        -----------
Net cash (used in) provided by financing
  activities.......................................     (1,371,000)          (770,000)         5,432,000
                                                       -----------        -----------        -----------
Net (decrease) increase in cash....................       (376,000)          (136,000)           578,000
Cash and cash equivalents, beginning of period.....      1,615,000          1,751,000          1,173,000
                                                       -----------        -----------        -----------
Cash and cash equivalents, end of period...........    $ 1,239,000        $ 1,615,000        $ 1,751,000
                                                       ===========        ===========        ===========

        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

    Successories, Inc. and its subsidiaries (collectively the "Company") design, manufacture, and market proprietary and licensed products for business, personal motivation and for golf enthusiasts. The Company considers itself a single line of business with products that are marketed primarily under the SUCCESSORIES, and BRITISH LINKS trade names through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores), sales to franchisees and wholesale distribution channels. The Company operates a chain of Successories retail stores located primarily in the United States. The Company also operates a franchising program whereby it sells franchises to market the Company's products under the SUCCESSORIES trademark.

    The franchisee purchases for resale Company manufactured products or products from others that are Company-approved. Due to the proprietary nature of most of the Company's products, the Company is the only available source for many products sold by franchisees. The franchise agreements have an initial term of five years with a renewal option for three additional successive terms of five years each. Franchisees pay a royalty to the Company of 2% of franchised retail store gross sales. At January 29, 2000, there were 25 Company-owned retail stores and 58 franchised retail stores. And, at January 30, 1999, there were 36 Company-owned retail stores and 49 franchised retail stores.

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

    CASH AND CASH EQUIVALENTS

    The Company considers as cash equivalents all highly liquid instruments with an original maturity of three months or less. Such investments are stated at cost, which approximates fair value.

    REVENUE RECOGNITION

    Net revenues include retail, direct marketing, franchise and wholesale activities. Retail sales at the Company-owned stores are recognized at the point of sale, net of returns and allowances. Direct marketing, franchise and wholesale sales are generally recognized at the time orders are shipped to customers, net of returns and allowances. The Company's agreements generally require franchisees and licensees to remit continuing royalty and licensing fees on gross revenues derived from proprietary product sales. The Company recognizes these fees as revenue when actually earned.

    INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and includes material, labor and overhead costs.

                               SUCCESSORIES, INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PREPAID CATALOG EXPENSES

    Prepaid catalog expenses consist primarily of unamortized mail order catalog expenses for the Company's products. The cost of such direct response advertising is charged to expense over the period that the related catalog sales are expected, not to exceed twelve months. The amortization period is based upon the Company's historical patterns of catalog response. All other advertising costs are expensed as incurred.

    Catalog related advertising expense was $7,783,000, $8,072,000 and $7,721,000 for the years ended January 29, 2000, January 30, 1999 and
January 31, 1998, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets, ranging from 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful life of the improvement or the term of the lease. Major renewals and betterments are capitalized and maintenance and repair costs are charged to expense as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are written-off.

    Depreciation expense was $2,536,000, $2,139,000, and $1,923,000 for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively, which is included in cost of goods sold and operating expenses in the accompanying consolidated statements of operations.

    DEFERRED FINANCING COSTS

    Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related debt. Amortization expense was $97,000 and $82,000 for the years ended January 29, 2000 and January 30, 1999, respectively, which is included in interest expense in the accompanying consolidated statements of operations. Accumulated amortization was $223,000 and $126,000 as of January 29, 2000 and January 30, 1999, respectively.

    SOFTWARE DEVELOPMENT

    The Company has adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on the accounting for the cost of computer software developed or obtained for internal use. Costs incurred in the development of certain products to be used in connection with the Company's services have been capitalized and are being amortized on a straight-line basis over the estimated useful life of the product of 3 years. These costs consist primarily of consulting fees and related expenses. As of January 29, 2000 the amount capitalized is approximately $100,000. Accumulated amortization was $5,000 for the year ended January 29, 2000.

    INTANGIBLE ASSETS

    Intangible assets consist of distribution rights and goodwill. Such assets are being amortized on a straight-line basis. Distribution rights are being amortized over a period of 5 years. Goodwill, which

                               SUCCESSORIES, INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) represents the cost of purchased businesses in excess of the fair value of net assets acquired, is being amortized over 25 years. The Company reviews the realizability of the intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To-date, no such events or changes have occurred, except as disclosed in Note 7. Accumulated amortization amounted to $1,851,000 and $1,706,000 at January 29, 2000 and January 30, 1999, respectively. Amortization expense was $145,000, $396,000 and $245,000 for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

    ACCOUNTS PAYABLE

    Checks outstanding of approximately $894,000 and $417,000, are included in accounts payable as of January 29, 2000 and January 30, 1999, respectively.

    INCOME TAXES

    The Company provides for deferred income taxes under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based on the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, by applying enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    STORE OPENING AND CLOSING COSTS

    Costs associated with the opening of new stores are expensed as incurred. Estimated costs associated with the closing of under-performing Company-owned stores are recognized in the period a decision has been reached to close the store.

    STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation with employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. The Company complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
(SFAS 123).

    The Company accounts for stock-based compensation arrangements with non-employees in accordance with SFAS 123. SFAS 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award, which is calculated using an option pricing model, and is recognized over the service period which is usually the vesting period.

    EARNINGS PER SHARE

    The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares

                               SUCCESSORIES, INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) outstanding. Diluted earnings per share is similar to basic earnings per share except the diluted computation gives effect to all dilutive potential common shares that were outstanding during the period.

    COMPREHENSIVE INCOME (LOSS)

    The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption had no impact on the Company's net income (loss) or stockholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss).

    FOREIGN CURRENCY TRANSLATION

    One of the Company's subsidiaries has operations in Canada. The assets and liabilities of this subsidiary are reported in local currency and translated at the current exchange rate in effect at the balance sheet date, with gains or losses resulting from such translation included in stockholders' equity. Revenues and expenses are translated at the average exchange rate in effect at the time the underlying transaction occurred, with gains or losses resulting from such translation included in stockholders' equity. Realized currency gains or losses on transactions are included in the results of operations.

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

                               SUCCESSORIES, INC.

NOTE 3. ACCOUNTS AND NOTES RECEIVABLE

    Accounts and notes receivable consist of the following:

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
Accounts receivable.........................................  $ 3,722,000   $ 3,937,000
Notes receivable............................................      552,000       542,000
                                                              -----------   -----------
                                                                4,274,000     4,479,000

Less allowance for doubtful accounts and sales returns......     (549,000)     (660,000)
                                                              -----------   -----------
                                                                3,725,000     3,819,000
Less current portion........................................   (3,430,000)   (3,522,000)
                                                              -----------   -----------
Noncurrent portion..........................................  $   295,000   $   297,000
                                                              ===========   ===========

    A portion of the Company's sales are made through the extension of credit. Accounts receivable from credit sales are generally unsecured. Notes receivable are primarily from franchisees, and are generally secured by a personal guarantee and the assets of the franchised operations.

    In the current year-ended January 29, 2000, the Company converted three of its company-owned retail stores to franchised stores. The aggregate price for the sale of the stores net assets and inventory was $515,000, of which $395,000 was paid in cash and the balance of $120,000 was financed with promissory notes. The payments on the promissory notes are due from May 2000 through February 2001. The interest rates on the promissory notes are 8%.

    In the prior year-ended January 30, 1999, the Company converted five of its company-owned retail stores to franchised stores. The aggregate price for the sale of the stores' net assets was $512,000, of which $35,000 was paid in cash and the balance of $477,000 was financed with promissory notes. The payments on the promissory notes are being made monthly from July 1998 through October 2002. The interest rates on the promissory notes range from 7% to 9%.

NOTE 4. INVENTORIES

    Inventories are comprised of the following:

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
Finished goods..............................................  $5,835,000    $ 8,199,000
Raw materials...............................................   2,487,000      2,638,000
                                                              ----------    -----------
                                                               8,322,000     10,837,000
Less reserve for obsolescence...............................    (324,000)      (219,000)
                                                              ----------    -----------
                                                              $7,998,000    $10,618,000
                                                              ==========    ===========

                               SUCCESSORIES, INC.

NOTE 5. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                              JANUARY 29,    JANUARY 30,
                                                                  2000          1999
                                                              ------------   -----------
Leasehold improvements......................................  $  7,611,000   $ 7,822,000
Machinery and equipment.....................................     7,631,000     7,049,000
Furniture and fixtures......................................     4,100,000     4,159,000
Vehicles....................................................        19,000        19,000
                                                              ------------   -----------
                                                                19,361,000    19,049,000

Less accumulated depreciation and amortization..............   (11,428,000)   (9,150,000)
                                                              ------------   -----------
                                                              $  7,933,000   $ 9,899,000
                                                              ============   ===========

NOTE 6. DEBT

    Debt is comprised of the following:

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
Bank borrowings:
  Term loan, net of unamortized debt discount of $782,000
    and $477,000............................................  $ 4,133,000   $ 5,800,000
  Revolving credit loan.....................................    2,119,000     4,874,000
  Fixed rate loan, net of unamortized debt discount of
    $200,000 and $260,000...................................      300,000       240,000
Capital lease obligations...................................       72,000       170,000
                                                              -----------   -----------

                                                                6,624,000    11,084,000
Less current portion........................................   (3,250,000)   (6,035,000)
                                                              -----------   -----------
Long-term debt..............................................  $ 3,374,000   $ 5,049,000
                                                              ===========   ===========

    On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"). Per the agreement, as amended most recently on April 6, 2000, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000 and for each succeeding July 1 through December 31; the maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 57% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. The interest rate on the term loan and revolving credit loan was 11.50% at January 29, 2000. The term loan is payable in quarterly installments of $312,500 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are

                               SUCCESSORIES, INC.

NOTE 6. DEBT (CONTINUED)
required in certain cases including, among others, equity offerings and asset dispositions. Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined. As of January 29, 2000, available borrowings on the revolving credit loan were $3,634,000. On June 20, 1997, warrants to purchase 150,000 shares of the Company's common stock were issued to the Bank as part of this agreement. Initially these warrants had exercise prices ranging from $6.19 to $9.73 and expiration dates in June 2001; however, the exercise prices were subsequently adjusted to $2.00 and the expiration dates were extended to June 2005.

    In July 1997, the agreement for the credit facility was amended to include an additional $500,000 fixed rate loan. The loan bears interest at 12% and is due in June 2003. Warrants to purchase an additional 72,464 shares of the Company's common stock were issued to the Bank in connection with this amendment and initially had an exercise price of $6.90 and an expiration date of July 2003; however, the exercise price was subsequently adjusted to $2.00 and the expiration date was extended to July 2005.

    The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends.

    On April 6, 2000, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA"), interest coverage ratio and fixed charge coverage for the year ended January 29, 2000, and to adjust certain other covenants and limitations prospectively. The amended agreement requires that (i) adjusted EBITDA, as defined, which is based on a rolling four quarter period, may not be less than $3,050,000 for the quarter ended April 29, 2000, $3,200,000 for the quarter ended July 29, 2000, $3,350,000 for the quarter ended October 28, 2000, $3,480,000 for the year ended
February 3, 2001, and $3,600,000 for each quarter and year ended thereafter;
(ii) the interest coverage ratio, as defined, may not be less than 2.60 to 1.00 for the quarter ended April 29, 2000, 2.75 to 1.00 for the quarter ended
July 29, 2000, 3.15 to 1.00 for the quarter ended October 28, 2000 and 3.40 to
1.00 for each quarter and year ended thereafter; (iii) the fixed charge coverage, as defined, not applicable for the quarter ended April 29, 2000, may not be less than 1.25 to 1.00 for the quarter ended July 29, 2000, 1.15 to 1.00 for the quarter ended October 28, 2000, 1.10 to 1.00 for each quarter and year ended through July 31, 2001, and 1.15 to 1.00 for each quarter and year ended thereafter. Also, the limitation on the borrowings against eligible inventory, as defined, of 57% was extended through the end of the credit agreement term.

                               SUCCESSORIES, INC.

NOTE 6. DEBT (CONTINUED)

    In conjunction with the April 6, 2000 amendment, the exercise price of the warrants to purchase 300,000 shares of common stock previously issued to the Bank were reduced to $2.00. The impact of revaluation of warrants is additional debt discount expense of approximately $33,000 to be recognized from fiscal 2000 through fiscal 2003.

    On April 28, 1999, the agreement was amended to waive the earnings before interest, taxes, depreciation and amortization ("EBITDA"), interest coverage ratio, fixed charge coverage, debt to EBITDA ratio, and capital expenditure limitation covenants for the year ended January 30, 1999, and adjust certain other covenants prospectively. The amended agreement required that (i) adjusted EBITDA, as defined, which is based on a rolling four quarter period, may not be less than a loss of $1,565,000 for the four quarters ended May 1, 1999, and increases each subsequent quarter to $6,800,000 for the four quarters ended October 31, 2000; and for each quarter thereafter; (ii) the interest coverage ratio, as defined, may not be less than 0.75 to 1.0 at October 30, 1999, and increases each subsequent quarter to 5.0 to 1.0 for the quarter ended April 30, 2000 and for each quarter thereafter; (iii) the fixed charge coverage, as defined, may not be less than 2.6 to 1.0 at January 29, 2000, and 1.5 to 1.0 thereafter; and (iv) the debt to EBITDA ratio, as defined, may not be greater than 3.0 to 1.0 at January 29, 2000 and thereafter. Also, in certain cases where prepayments on the loans are made in connection with equity offerings, the amendment provided that certain quarterly installments on the term loan will be deferred and the limits on borrowings relating to eligible inventory under the revolving credit loan will be increased.

    In conjunction with the April 28, 1999 amendment, warrants to purchase an additional 300,000 shares of the Company's Common Stock were issued to the Bank at an exercise price of $2.50 that expire in July 2005, the expiration dates of the 150,000 warrants previously issued to the bank on June 20, 1997 were extended an additional two years to June 2005 and the Company paid the bank a fee equal to 0.5% of the aggregate commitments under the facility. The bank fee of $82,000 is included in interest expense in the accompanying financial statements for the year ended January 29, 2000. The impact of issuance of additional warrants and revaluation of certain existing warrants was an additional debt discount expense of approximately $503,000 to be recognized from fiscal 1999 through fiscal 2003.

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

    In conjunction with the May 14, 1998 amendment, the exercise prices of the warrants to purchase 222,464 shares of common stock previously issued to the Bank were reduced to $5.85 and their expiration dates were extended for one year. In conjunction with the September 1, 1998 amendment, the exercise prices of these warrants were reduced to $3.00 and their expiration dates were extended for another year. In conjunction with the waiver obtained on December 11, 1998, the exercise prices of these warrants were

                               SUCCESSORIES, INC.

NOTE 6. DEBT (CONTINUED)
reduced to $2.00. The impact of issuance of additional warrants and revaluation of certain existing warrants was an additional debt discount expense of approximately $204,000 to be recognized from fiscal 1998 through fiscal 2003.

    During the year ended January 29, 2000, pursuant to the terms of the Bank credit agreement, $2,745,000 of proceeds from the sale of convertible preferred stock by the Company were used to make a prepayment on the three quarterly installments through December 1, 1999 on the term loan in the amount of $1,000,000 and $1,745,000 was applied against the revolving credit loan. For further information on the sale of convertible preferred stock by the Company, see Note 14.

    The stock warrants issued in conjunction with the credit facility and certain other financing transactions were assigned a fair value using the Black-Scholes option pricing model. The fair value of the warrants have been reflected as a discount on the debt and are being amortized as interest expense over the terms of the related debt. Interest expense related to these warrants amounted to $259,000, $114,000, and $567,000 for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

    The weighted average interest rates on borrowings outstanding as of January 29, 2000 and January 30, 1999 were 10.58% and 9.9%, respectively.

    Aggregate future maturities of debt are as follows:

Fiscal year ending:
  February 3, 2001..............................   3,544,000
  February 2, 2002..............................   1,507,000
  February 1, 2003..............................   1,507,000
  January 31, 2004..............................   1,048,000
                                                  ----------
                                                  $7,606,000
                                                  ==========

    CAPITAL LEASES

    The Company acquired certain equipment under lease arrangements which are being accounted for as capital leases for accounting purposes. Equipment under such leases has been recorded as property and equipment with a cost of approximately $961,000 as of both January 29, 2000 and January 30, 1999, and accumulated amortization of $961,000 and $885,000 at those dates, respectively. Amortization expense was $76,000, $149,000, $115,000 for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

                               SUCCESSORIES, INC.

NOTE 6. DEBT (CONTINUED)
    The future minimum lease payments for all capital leases in effect as of January 29, 2000, are as follows:

Fiscal year ending:
  February 3, 2001..........................................    53,000
  February 2, 2002..........................................    10,000
  February 1, 2003..........................................    10,000
  January 31, 2004..........................................     9,000
                                                              --------
Total minimum lease payments................................    82,000
Less amount representing interest...........................   (10,000)
                                                              --------
Present value of net minimum lease payments.................  $ 72,000
                                                              ========

NOTE 7. ASSET IMPAIRMENT CHARGE

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

    While the Company was able to achieve certain incremental sales of golf-related products using its in-house mailing lists, other operating efficiencies related to merchandising and fulfillment which were contemplated at the time of the acquisition have not been fully realized. In September 1998, the Company announced that it would focus its future growth on its core motivational products business and its two most profitable distribution channels: direct marketing SUCCESSORIES and franchise. Because anticipated consumer demand for golf gifts has developed more slowly than originally expected, and because plans to sell the golf catalog business to a strategic buyer have yet to materialize, the Company determined that the estimated future value of cash flows related to British Links is below the carrying value of the related goodwill. Given that the value of future cash flows is uncertain due to market conditions, during the year ended January 30, 1999 the Company recorded an asset impairment charge of approximately $1.3 million, which represents the unamortized carrying value of the goodwill for British Links.

NOTE 8. INCOME TAXES

    The provision for income taxes consists of the following:

                                                      YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                   JANUARY 29, 2000   JANUARY 30, 1999   JANUARY 31, 1998
                                                   ----------------   ----------------   ----------------
Current:
  Federal........................................       $    --           $      --          $     --
  State..........................................        60,000              25,000            18,000
  Foreign........................................            --            (105,000)           85,000
Deferred.........................................            --             140,000           (49,000)
                                                        -------           ---------          --------
                                                        $60,000           $  60,000          $ 54,000
                                                        =======           =========          ========

                               SUCCESSORIES, INC.

NOTE 8. INCOME TAXES (CONTINUED)
    A reconciliation between the federal statutory rate and the Company's effective tax rate is as follows:

                                                      YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                   JANUARY 29, 2000   JANUARY 30, 1999   JANUARY 31, 1998
                                                   ----------------   ----------------   ----------------
Federal statutory rate...........................         34.0%              34.0%              34.0%
State taxes, net of federal tax benefit..........          5.0                5.0                5.0
Foreign taxes in excess of domestic rate.........           --                 --               21.3
Other, primarily permanent items.................           --                 --              (22.0)
Valuation allowance..............................        (33.4)             (38.2)                --
                                                         -----              -----              -----
                                                           5.6%               0.8%              38.3%
                                                         =====              =====              =====

    Deferred income taxes result from temporary differences in the recognition of revenues and expense for financial and income tax reporting purposes. The components of the net deferred tax asset are comprised of the following:

                                                     JANUARY 29,   JANUARY 30,
                                                        2000          1999
                                                     -----------   -----------
Deferred tax assets:
  Accounts receivable..............................  $    78,000   $   244,000
  Inventories......................................      151,000       109,000
  Depreciation and amortization....................    1,039,000       925,000
  Loss carryforwards...............................    7,478,000     6,827,000
  Other, primarily accruals........................      188,000       359,000
                                                     -----------   -----------
                                                       8,934,000     8,464,000
                                                     -----------   -----------
Deferred tax liabilities:
  Prepaid advertising..............................      759,000       592,000
                                                     -----------   -----------
                                                     $   759,000   $   592,000
Less valuation allowance...........................   (2,976,000)   (2,673,000)
                                                     -----------   -----------
Net deferred tax asset.............................  $ 5,199,000   $ 5,199,000
                                                     ===========   ===========

    Realization of the net deferred tax asset is largely dependent upon the Company generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. However, the amount of such realization could be reduced in the near term if estimates of future taxable income during the carryforward period are changed. To the extent the net operating loss carryforwards and existing deductible temporary differences are not offset by existing taxable temporary differences reversing within the carryforward period, the remaining loss carryforwards are expected to be realized by achieving future profitable operations. Although the Company has incurred a net loss in the past two years and has an accumulated deficit of $13,563,000 as of January 29, 2000 and realization of the net deferred tax asset is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized.

                               SUCCESSORIES, INC.

NOTE 8. INCOME TAXES (CONTINUED)
    The Company has approximately $19,175,000 of tax net operating loss carryforwards as of January 29, 2000, which are available to reduce future taxable income and expire as follows:

2009.......................  $   526,000
2010.......................  $11,082,000
2011.......................  $ 1,496,000
2019.......................  $ 4,401,000
2020.......................  $ 1,670,000
                             -----------
Total......................  $19,175,000
                             ===========

NOTE 9. EARNINGS (LOSS) PER SHARE

    Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The computations of basic and diluted earnings loss per share are as follows:

                                                      YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                   JANUARY 29, 2000   JANUARY 30, 1999   JANUARY 31, 1998
                                                   ----------------   ----------------   ----------------
Basic and diluted loss per share:
  Net (loss) income..............................     $(1,127,000)       $(7,336,000)       $   87,000
  Preferred stock dividends and accretion........        (101,000)                --          (741,000)
                                                      -----------        -----------        ----------
  Loss available to common stockholders..........     $(1,228,000)       $(7,336,000)       $ (654,000)
                                                      ===========        ===========        ==========
  Weighted-average shares........................       6,927,668          6,768,929         6,283,662
                                                      ===========        ===========        ==========
  Basic and diluted loss per share...............     $      (.18)       $     (1.08)       $     (.10)
                                                      ===========        ===========        ==========

    The diluted computations for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, did not assume the exercise of stock options and warrants, nor the conversion of preferred stock due to their antidilutive effect on loss per share. At January 29, 2000, there were options to purchase 1,097,460 shares of stock, warrants to purchase 522,464 shares of stock and preferred stock convertible into 604,759 shares of stock outstanding. See Note 13 for further information on stock options and warrants, and Note 14 for details on preferred stock.

NOTE 10. RELATED PARTY TRANSACTIONS

    A shareholder of the Company also serves as a consultant to the Company on various tax and financial matters. Fees paid to his firm for these services were $48,000, $179,000 and $85,000 for the years ended January 29, 2000, January 30,
1999 and January 31, 1998, respectively. Management believes these transactions are arm's length transactions.

                               SUCCESSORIES, INC.

NOTE 10. RELATED PARTY TRANSACTIONS (CONTINUED)

    A shareholder of the Company also serves as legal counsel to the Company. Fees paid to the law firm in which he is a partner for said services were $129,000, $103,000 and $151,000 for the years ended January 29, 2000,
January 30, 1999 and January 31, 1998, respectively. Management believes these transactions are arm's length transactions.

    In the current year, the Company received proceeds from the sale of convertible preferred stock to the Company's Chairman of the Board of Directors, a director and an executive officer, in an aggregate amount of $1,975,000. For further information on the sale of convertible preferred stock by the Company, see Note 14.

NOTE 11. SEGMENT AND RELATED INFORMATION

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

    The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income(loss) before other income(expense) and income taxes.

                               SUCCESSORIES, INC.

NOTE 11. SEGMENT AND RELATED INFORMATION (CONTINUED)
    Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" row includes corporate related items not allocated to reportable segments.

                                  NET          SEGMENT         TOTAL        CAPITAL        DEPRECIATION
                                 SALES      PROFIT (LOSS)     ASSETS      EXPENDITURES   AND AMORTIZATION
---------------------------------------------------------------------------------------------------------

FISCAL 1999:
Direct Marketing
  Successories..............  $28,901,000    $ 5,871,000    $ 3,275,000    $       --       $   19,000
Direct Marketing Golf.......    1,485,000       (133,000)       495,000            --               --
Retail Company-owned
  stores....................   13,406,000         32,000      4,697,000       120,000        1,152,000
Wholesale...................      880,000       (305,000)       118,000            --               --
Sales to Franchisees........    7,030,000      1,778,000      1,572,000            --           20,000
Other.......................           --     (8,370,000)    19,592,000       667,000        2,116,000
  CONSOLIDATED..............  $51,702,000    $(1,127,000)   $29,749,000    $  787,000       $3,307,000
---------------------------------------------------------------------------------------------------------
FISCAL 1998:
Direct Marketing
  Successories..............  $25,740,000    $ 4,519,000    $ 2,066,000    $       --       $   32,000
Direct Marketing Golf.......    3,372,000     (2,479,000)       764,000            --           88,000
Retail Company-owned
  stores....................   16,330,000       (824,000)     6,527,000     1,245,000          763,000
Wholesale...................    1,814,000       (236,000)     1,079,000            --               --
Sales to Franchisees........    5,608,000      1,373,000      1,456,000            --           19,000
Other.......................           --     (9,689,000)    22,808,000       953,000        2,011,000
  CONSOLIDATED..............  $52,864,000    $(7,336,000)   $34,700,000    $2,198,000       $2,913,000
---------------------------------------------------------------------------------------------------------
FISCAL 1997:
Direct Marketing
  Successories..............  $23,759,000    $ 4,833,000    $ 4,705,000    $       --       $   47,000
Direct Marketing Golf.......    3,430,000       (410,000)     2,043,000            --           33,000
Retail Company-owned
  stores....................   17,755,000      1,078,000      7,007,000       318,000          872,000
Wholesale...................    6,173,000      1,460,000      2,849,000            --               --
Sales to Franchisees........    5,704,000      1,878,000      1,093,000            --           19,000
Other.......................           --     (8,752,000)    22,884,000     3,853,000        1,545,000
  CONSOLIDATED..............  $56,821,000    $    87,000    $40,581,000    $4,171,000       $2,516,000
---------------------------------------------------------------------------------------------------------

    The Company utilizes its facilities and majority of its assets interchangeably among each distribution channel. Assets that relate specifically to a reportable segment have been included in the above table. Assets identified to the reportable segments are primarily cash, receivables, inventory, prepaid catalogs, property and equipment, and intangibles.

                               SUCCESSORIES, INC.

NOTE 11. SEGMENT AND RELATED INFORMATION (CONTINUED)
    The following table presents the details for "Other" segment profit (loss):

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Corporate expenses.......................................  $4,660,000   $6,119,000   $5,280,000
Unallocated depreciation and amortization expense........   2,116,000    2,011,000    1,545,000
Other expense............................................   1,534,000    1,499,000    1,873,000
Income tax expense.......................................      60,000       60,000       54,000
                                                           ----------   ----------   ----------

                                                           $8,370,000   $9,689,000   $8,752,000
                                                           ==========   ==========   ==========

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

    The Company's operations are principally in the United States. Operations outside of the United States are primarily in the United Kingdom and Australia. No single foreign country or geographic area is significant to the consolidated operations. Foreign operations' net sales were $273,000, $480,000, and $534,000, for fiscal 1999, 1998 and 1997, respectively. Long-lived assets are all located in the United States.

    The Company's products include distinctive lines of wall decor, desktop art, books and greeting cards, computer and audio products, personalized gifts and awards, and mugs. In addition, the Company sells other motivational products supplied by third parties. In fiscal 1999 and fiscal 1998, sales by product categories comprised of approximately 46% and 44% wall decor, 22% and 23% desktop art, 18% and 17% books and greeting cards, 2% and 4% computer and audio products, 11% and 9% personalized gifts and awards and 1% and 3% other products, respectively. Information pertaining to sales by product categories for fiscal 1997 was not available due to system limitations.

    In fiscal 1999, 1998 and 1997, no single customer or group under common control represented 10% or more of the Company's sales.

                               SUCCESSORIES, INC.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosures to the consolidated statements of cash flows are as follows:

                                                      YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                   JANUARY 29, 2000   JANUARY 30, 1999   JANUARY 31, 1998
                                                   ----------------   ----------------   ----------------
Cash paid during the year for:
  Income taxes...................................     $   44,000         $   26,000          $ 10,000
  Interest.......................................      1,260,000          1,188,000           958,000

Noncash investing and financing activities:
  Equipment purchased under capital leases.......             --                 --          $203,000
  Notes receivable issued on sale of property and
    equipment....................................             --         $  477,000                --
  Acquisitions of businesses:
    Fair value of assets acquired................             --                 --           230,000
  Preferred stock dividends......................     $  101,000                 --                --

NOTE 13. OPTIONS AND WARRANTS

    The Company has a stock option plan (the "Option Plan") which provides for the grant of stock options to directors, executive officers and other employees of the Company. On July 22, 1998, the number of Company's common stock shares available for grant under the Option Plan increased from 1,450,000 to 1,700,000 shares. The number of options to be granted or issued and the terms thereof are approved by the Compensation Committee of the Company's Board of Directors, which is comprised of non-employee directors. The exercise price of the options is equal to the fair market value of the common stock on the date of grant. Options granted under the Option Plan generally vest after five years and expire ten years from the date of grant.

    The Company has a non-compensatory Employee Stock Purchase Plan. The Company intends that the Stock Purchase Plan qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Generally, the Stock Purchase Plan provides for qualifying employees to elect to have a percentage of their compensation used to purchase shares of the Company's common stock. Shares purchased under the Stock Purchase Plan totaled 19,920, 20,850 and 44,451 for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

    The Company measures compensation cost for its stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation has been recognized for the Company's stock plans in the consolidated financial statements. Had compensation cost under these plans been determined consistent with the method outlined in SFAS

                               SUCCESSORIES, INC.

NOTE 13. OPTIONS AND WARRANTS (CONTINUED)
No. 123, the Company's net (loss) income and loss per share would have been reduced to the following pro forma amounts:

                                                      YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                   JANUARY 29, 2000   JANUARY 30, 1999   JANUARY 31, 1998
                                                   ----------------   ----------------   ----------------
Net income (loss):
    As reported..................................     $(1,127,000)       $(7,336,000)        $  87,000
    Pro forma....................................      (1,249,000)        (7,905,000)         (494,000)

Basic and diluted loss per share:
    As reported..................................            (.18)             (1.08)             (.10)
    Pro forma....................................            (.19)             (1.17)             (.18)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended January 29, 2000, January 30, 1999 and January 31, 1998: risk-free interest rate of 4.94%, 4.71%, and 6.61%, respectively; expected dividend yield of 0% for all three fiscal years; expected life of 10 years for all three fiscal years; and expected volatility of 85.39%, 88.63% and 93.94%, respectively.

    A summary of the status of the Option Plan as of January 29, 2000, January 30, 1999 and January 31, 1998, and changes during the periods then ended are as follows:

                                         YEAR ENDED              YEAR ENDED              YEAR ENDED
                                      JANUARY 29, 2000        JANUARY 30, 1999        JANUARY 31, 1998
                                    ---------------------   ---------------------   ---------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                     SHARES     EX. PRICE    SHARES     EX. PRICE    SHARES     EX. PRICE
                                    ---------   ---------   ---------   ---------   ---------   ---------
Outstanding, beg. of year.........  1,436,528     $5.77     1,293,170     $6.24     1,001,750     $6.34
Granted...........................     77,000      2.82       206,000      3.00       470,000      5.85
Exercised.........................         --        --            --        --            --        --
Forfeited.........................   (246,440)     6.18       (32,914)     6.41      (178,580)     5.75
Expired/canceled..................   (169,628)     7.06       (29,728)     6.26            --        --
                                    ---------               ---------               ---------
Outstanding, end of year..........  1,097,460      5.27     1,436,528      5.77     1,293,170      6.24
Exercisable, end of year..........    797,985      5.78       869,006      6.25       611,750      6.22
Weighted-average fair value of
  options granted.................                $2.50                   $2.62                   $5.27

    As of January 29, 2000, 243,000 of the options outstanding have exercise prices ranging between $2.125 and $5.33, with a weighted-average exercise price of $2.62 and a weighted-average remaining contractual life of 9.9 years (54,900 of these options are exercisable with a weighted-average exercise price of $2.54). In addition 735,460 options have exercise prices ranging between $5.33 and $6.875, with a weighted-average exercise price of $5.62 and a weighted-average remaining contractual life of 5.8 years (629,685 of these options are exercisable with a weighted-average exercise price of $5.66). The remaining 119,000 options have exercise prices ranging between $6.875 and $14.66, with a weighted-average exercise price of $8.56 and a weighted-average remaining contractual life of 6.9 years (113,400 of these options are exercisable with a weighted-average exercise price of $8.61).

                               SUCCESSORIES, INC.

NOTE 13. OPTIONS AND WARRANTS (CONTINUED)

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

    The Company has also issued stock warrants primarily in connection with certain financing transactions. Such warrants generally vest immediately and expire five to eight years from the date of grant. As of January 29, 2000, warrants for 522,464 shares to purchase common stock of the Company were outstanding. These warrants have weighted-average exercise price of $2.00 and a weighted-average remaining contractual life of 5.5 years. The weighted-average fair value of the warrants granted during the years ended January 29, 2000, January 30, 1999, and January 31, 1998 were $1.58, $1.58, and $3.23, respectively.

    The fair value of each warrant is estimated on the date of issue using the Black-Scholes pricing model with the following assumptions for the years ended January 29, 2000, January 30, 1999, and January 31, 1998: risk-free interest rate of 5.26%, 4.71%, and 6.61%, respectively; expected dividend yield of 0% for the three fiscal years; expected life of 6.25 years, 5 years and 5 years, respectively; and expected volatility of 62.5%, 59.5%, and 60.8%, respectively.

NOTE 14. CONVERTIBLE PREFERRED STOCK

    On May 28, 1999, the Company authorized and issued 503,092 shares of Series A convertible preferred stock to a group of investors, pursuant to Regulation D of the Securities Act of 1933. The Series A preferred stock has a par value of $0.01 per share and a purchase price of $2.425 per share. On October 18, 1999, the Company authorized and issued 101,667 shares of Series B convertible preferred stock to a group of investors, pursuant to Regulation D of the Securities Act of 1933. The Series B preferred stock has a par value of $0.01 per share and a purchase price of $15 per share. The total proceeds of $2,745,000 from the sale of Series A and Series B preferred stock is comprised of $1,975,000 from related parties (see Note 10) and $770,000 from outside investors. Dividends on the preferred stock accrue and are payable quarterly in either cash or common stock, at the Company's discretion, at the rate of 8% per annum, commencing on the date of issuance. Accrued and unpaid dividends shall be paid on (1) April 30, July 31, October 31, and January 31 of each year commencing on July 31, 2000 for Series A preferred stock and October 31, 2000 for Series B preferred stock, to the holders of record as they appear on the books and records of the Company 10 days preceding each payment date, and
(2) the date certificates representing common stock of the Company are required to be delivered following any conversion of Series A and Series B convertible preferred stock. Holders of the preferred stock have the right to convert their shares, in whole or in part, into the Company's common stock. Each preferred share of Series A and Series B may be converted, at any time at the option of the holder thereof, into certain number of the Company's common stock as is determined by dividing the stated value of Series A and Series B preferred stock by the applicable conversion price. The conversion price initially shall mean, with respect to the Series A preferred stock, an amount equal to $2.425 per share and, with respect to the Series B preferred stock, an amount equal to $2.3625 per share; provided that each such initial conversion price shall be subject to adjustment per the stated terms in the agreement. The above mentioned issuance of preferred stock also has certain other rights including pre-emptive rights, voting rights, board representation, registration rights, and liquidation preference. At any time commencing one year after the date of

                               SUCCESSORIES, INC.

NOTE 14. CONVERTIBLE PREFERRED STOCK (CONTINUED) issuance of the preferred stock, the holders of a majority of the preferred stock may require the Company to file a registration statement covering the conversion of such preferred stock to common stock.

NOTE 15. 401(k) PLAN

    The Company has a 401(k) Retirement Savings Plan in which all full-time employees who have completed one year of service are eligible to participate. Enrollment is open on the January 1(st), April 1(st), July 1(st), or
October 1(st) immediately following one year of service. The Company matches 20% of each employee's contribution, up to a maximum of 6% of base salary. The Company's contributions to the 401(k) Plan were $41,000, $36,000, and $29,000, for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

NOTE 16. ACQUISITIONS

    On July 30, 1999, the Company purchased certain assets of a franchisee who operated a Successories retail location in New York. The purchase price of approximately $130,000 was paid in cash. The transaction resulted in goodwill of $5,000.

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

NOTE 17. COMMITMENTS AND CONTINGENCIES

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

                               SUCCESSORIES, INC.

NOTE 17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The future minimum rental payments for all operating leases with noncancelable terms in excess of one year as of January 29, 2000, are as follows:

                                          OFFICE AND     RETAIL
                                          WAREHOUSE    LOCATIONS       TOTAL
                                          ----------   ----------   -----------
Fiscal year ending:
  February 3, 2001......................  $  728,000   $  990,000   $ 1,718,000
  February 2, 2002......................     753,000      962,000     1,715,000
  February 1, 2003......................     771,000      939,000     1,710,000
  January 31, 2004......................     790,000      913,000     1,703,000
  January 30, 2005......................     811,000      734,000     1,545,000
  Thereafter............................   3,750,000      693,000     4,443,000
                                          ----------   ----------   -----------
                                          $7,603,000   $5,231,000   $12,834,000
                                          ==========   ==========   ===========

    Rental expense for all operating leases was $2,314,000, $2,561,000, and $2,644,000, for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

    EMPLOYMENT AGREEMENTS

    The Company has employment agreements with certain key officers. The agreements provide for aggregate annual salaries of $600,000, and contain confidentiality and noncompetition provisions. The agreements expire from 2001 through 2002.

    LETTER OF CREDIT

    The Company has a standby letter of credit outstanding in the amount of $300,000 that is secured by a certificate of deposit. The letter of credit serves as security for the lease of the Company's corporate office and manufacturing/warehouse facility.

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

    The hearing dates for the Wascher matter were originally scheduled in January 1999. The Company and Wascher have postponed the hearing and are involved in settlement negotiations. If a settlement is not reached with Wascher, the Company intends to vigorously defend itself against the claims. Given the phase of this proceeding, the Company has determined that a reasonable assessment with respect to the financial impact, if any, cannot be made at this point in time.

                               SUCCESSORIES, INC.

NOTE 17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Except as noted above, there are no other material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in the ordinary course of its business and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of any such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

                               SUCCESSORIES, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE AT   CHARGED TO                  BALANCE
                                               BEGINNING    COSTS AND        (1)       AT END OF
DESCRIPTION                                    OF PERIOD     EXPENSES    DEDUCTIONS      PERIOD
-----------                                    ----------   ----------   -----------   ----------
January 29, 2000
  Allowance for doubtful accounts............  $  515,000   $   70,000   $  (211,000)  $  374,000
  Reserve for sales returns..................     145,000      651,000      (621,000)     175,000
  Tax valuation allowance....................   2,396,000      580,000            --    2,976,000

January 30, 1999
  Allowance for doubtful accounts............  $  126,000   $  584,000   $  (195,000)  $  515,000
  Reserve for sales returns..................     484,000    1,128,000    (1,467,000)     145,000
  Tax valuation allowance....................          --    2,396,000            --    2,396,000

January 31, 1998
  Allowance for doubtful accounts............  $  196,000   $  425,000   $  (495,000)  $  126,000
  Reserve for sales returns..................     310,000      842,000      (668,000)     484,000
  Tax valuation allowance....................          --           --            --           --

------------------------

(1) Write-offs, net of recoveries

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SUCCESSORIES, INC.

Date April 18, 2000                                    By:               /s/ JACK MILLER
                                                            -----------------------------------------
                                                                           Jack Miller
                                                                CHAIRMAN OF THE BOARD OF DIRECTORS

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         SIGNATURE                                                        DATE
                         ---------                                                        ----
                      /s/ JACK MILLER                                                April 18, 2000
     --------------------------------------------------
                        Jack Miller
             CHAIRMAN OF THE BOARD OF DIRECTORS

                     /s/ GARY ROVANSEK                                               April 18, 2000
     --------------------------------------------------
                       Gary Rovansek
PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF OPERATING OFFICER
         AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

                    /s/ JOHN C. CARROLL                                              April 18, 2000
     --------------------------------------------------
                      John C. Carroll
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL
             FINANCIAL AND ACCOUNTING OFFICER)

                   /s/ ARNOLD M. ANDERSON                                            April 18, 2000
     --------------------------------------------------
                     Arnold M. Anderson
                          DIRECTOR

                  /s/ HOWARD I. BERNSTEIN                                            April 18, 2000
     --------------------------------------------------
                    Howard I. Bernstein
                          DIRECTOR

                   /s/ LAWRENCE A. HODGES                                            April 18, 2000
     --------------------------------------------------
                     Lawrence A. Hodges
                          DIRECTOR

                         SIGNATURE                                                        DATE
                         ---------                                                        ----
                 /s/ R. SCOTT MORRISON, JR.                                          April 18, 2000
     --------------------------------------------------
                   R. Scott Morrison, Jr.
                          DIRECTOR

                 /s/ LESLIE NATHANSON JURIS                                          April 18, 2000
     --------------------------------------------------
                   Leslie Nathanson Juris
                          DIRECTOR

                               INDEX TO EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
---------------------   ------------------------------------------------------------
        3.1             Articles of Incorporation of Registrant--Amended and
                        Restated as of October 28, 1999 (filed herewith)

        3.3             By-laws of Registrant(1)

        3.4 Amended and Restate Certificate of Designation of Series A and Series B Convertible Preferred Stock(19)

        4.1             Specimen Common Stock Certificate(18)

        4.2             Specimen Series A Cumulative Convertible Preferred Stock
                        Certificate(20)

        4.3             Specimen Series B Cumulative Convertible Preferred Stock
                        Certificate(20)

       10.1             Form of Franchising Agreement(18)

       10.2             Stock Option Instrument for Arnold M. Anderson dated
                        November 19, 1991(1)*

       10.3             Celex Group, Inc. Stock Option Plan(1)

       10.4             Joint Venture Agreement with Morrison DFW, Inc. and related documents(4)

       10.5             Indemnification Agreement dated April 7, 1999 between the
                        Company and Arnold M. Anderson(17)*

                        Indemnification Agreements in the form filed were also entered into by the Messrs. Seamas T. Coyle, Timothy C.
                        Dillon, C. Joseph LaBonte, Steven B. Larrick, Michael H.
                        McKee, Mervyn C. Phillips, Jr., Guy E. Snyder,
                        Gary Rovansek, R. Scott Morrison, Jr., Jack Miller,
                        Howard I. Bernstein, Lawrence A. Hodges, and
                        Leslie Nathanson Juris.

       10.6             Form of Subordinated Note, Common Stock Purchase Warrant and
                        Subordination Agreement relating to issuance of $1,500,000
                        Subordinated Notes and Warrants to purchase 120,000 shares of the Company's Common Stock(9)

       10.7             Common Stock Option Agreement granted to Arnold M. Anderson and Incentive Stock Option Agreement granted to Arnold M.
                        Anderson(9)*

       10.8(a)          Employment Agreement with Arnold M. Anderson dated March 1,
                        1996(10)*

       10.8(b)          Employment Agreement with Arnold M. Anderson dated
                        January 14, 1997 (filed herewith)*

       10.8(c) Addendum to Employment Agreement with Arnold M. Anderson dated February 16, 2000 (filed herewith)*

       10.9             Employment Agreement with Michael H. McKee dated June 1,
                        1999(18)*

       10.10            Form of Subordinated Note Extensions, Stock Options and
                        Subordination Agreement relating to the extension of $1,250,000 of Subordinated Notes, and options to purchase
                        125,000 shares of the Company's Common Stock(2)

       10.11            Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997(13)

       10.12            First Amendment to Credit Agreement between the Company and
                        The Provident Bank dated as of July 16, 1997(13)

       10.13            Lease Agreement between LaSalle National Trust, N.A. as
                        Trustee under Trust No. 120358 and Celex Group, Inc.(14)

       10.14            Second Amendment to Credit Agreement between the Company and
                        The Provident Bank dated as of May 14, 1998(14)

       10.15            Third Amendment to Credit Agreement between the Company and
                        The Provident Bank dated as of September 1, 1998(15)

EXHIBIT NO.                                     DESCRIPTION
---------------------   ------------------------------------------------------------
       10.16            Employment Agreement with Gary Rovansek dated October 29,
                        1998(15)*

       10.17            Fourth Amendment to Credit Agreement between the Company and
                        The Provident Bank dated as of April 28, 1999(17)

       10.18            Warrants to Purchase Common Stock of the Company granted to
                        The Provident Bank dated as of April 29, 1999(17)

       10.19            Preferred Stock Purchase Agreement, dated as of May 28,
                        1999, by and among the Company and the investors(16)

       10.20            Registration Rights Agreement, dated as of May 28, 1999, by and among the Company and the investors(16)

       10.21            Preferred Stock Purchase Agreement, dated as of October 18,
                        1999, by and among the Company and the investors(19)

       10.22            Registration Rights Agreement, dated as of October 18, 1999, by and among the Company and the investors(19)

       21.1             Subsidiaries of the Registrant(4)

       23.1             Consent of Arthur Andersen LLP (filed herewith)

       27.1             Financial Data Schedule (filed herewith)

------------------------

  * Denotes management contract, or compensatory plan or arrangement required to be filed as an exhibit.

 (1) Previously filed with the Company's Registration Statement on Form SB-2, No. 33-76530C filed on August 17, 1993, and incorporated herein by reference.

 (2) Previously filed with the Company's Registration Statement of Form S-3, No. 333-19313, and incorporated herein by reference.

 (3) Previously filed with the Company's Post-effective Amendment No. 1 to the Registration Statement of Form SB-2, No. 33-67530C filed on January 19, 1994, and incorporated herein by reference.

 (4) Previously filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

 (5) Previously filed with the Company's Form 10-Q/A-1 for the quarter ended July 31, 1995, and incorporated herein by reference.

 (6) Previously filed with the Company's Current Report on Form 8-K filed on June 7, 1995, reporting Date of Event May 26, 1995, and incorporated herein by reference.

 (7) Previously filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1995, and incorporated herein by reference.

 (8) Previously filed with the Company's Form 10-Q Report for the quarter ended October 28, 1995, and incorporated herein by reference.

 (9) Previously filed with the Company's Annual Report on Form 10-K for the year ended February 3, 1996, and incorporated herein by reference.

(10) Previously filed with the Company's Form 10-Q Report for the quarter ended August 3, 1996, and incorporated herein by reference.

(11) Previously filed with the Company's Form 10-Q Report for the quarter ended November 2, 1996, and incorporated herein by reference.

(12) Previously filed with the Company's Annual Report on Form 10-K for the year ended February 1, 1997, and incorporated herein by reference.

(13) Previously filed with the Company's Form 10-Q Report for the quarter ended August 2, 1997, and incorporated herein by reference.

(14) Previously filed with the Company's Form 10-Q Report for the quarter ended May 2, 1998, and incorporated herein by reference.

(15) Previously filed with the Company's Form 10-Q Report for the quarter ended October 31, 1998, and incorporated herein by reference.

(16) Previously filed with the Company's Current Report on Form 8-K filed on June 10, 1999, reporting date of event June 7, 1999, and incorporated herein by reference.

(17) Previously filed with the Company's Form 10-Q Report for the quarter ended May 1, 1999, and incorporated herein by reference.

(18) Previously filed with the Company's Form 10-Q Report for the quarter ended July 31, 1999, and incorporated herein by reference.

(19) Previously filed with the Company's current Report on Form 8-K filed on November 4, 1999, reporting date of event October 18, 1999, and incorporated herein by reference.

(20) Previously filed with the Company's Form 10-Q Report for the quarter ended October 30, 1999, and incorporated herein by reference.