Form 10-Q
period 2000-04-29
SUCCESSORIES INC
filed 2000-06-09
CIK 911323

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000

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


     Registrant had 6,949,716 shares of common stock, $.01 par value, outstanding as of June 2, 2000.

================================================================================

                               SUCCESSORIES, INC.
                               INDEX TO FORM 10-Q

                                                                           Page Number
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements:

                    Consolidated Balance Sheets ........................    3

                    Consolidated Statements of Operations and
                      Comprehensive Loss ...............................    4

                    Consolidated Statement of Stockholders' Equity .....    5

                    Consolidated Statements of Cash Flows ..............    6

                    Notes to Consolidated Financial Statements .........    7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ......   15

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk ..................................   19


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings ..................................   20

          Item 6.   Exhibits and Reports on Form 8-K ...................   20

SIGNATURES .............................................................   21

INDEX TO EXHIBITS

                          PART I. FINANCIAL INFORMATION

                               SUCCESSORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    April 29,         January 29,
                                                                      2000               2000
                                                                  ------------       ------------
ASSETS
Current assets:
     Cash and cash equivalents                                    $  1,078,000       $  1,239,000
     Accounts and notes receivable, net of allowance
       of $484,000 and $549,000, respectively                        3,541,000          3,430,000
     Inventories, net                                                8,078,000          7,998,000
     Prepaid catalog expenses                                        1,673,000          1,539,000
     Other prepaid expenses                                            282,000            130,000
                                                                  ------------       ------------
Total current assets                                                14,652,000         14,336,000

Property and equipment, net                                          7,348,000          7,933,000
Notes receivable                                                       215,000            295,000
Deferred financing costs, net                                          281,000            303,000
Deferred income taxes                                                5,199,000          5,199,000
Intangibles and other assets, net                                    1,773,000          1,683,000
                                                                  ------------       ------------

TOTAL ASSETS                                                      $ 29,468,000       $ 29,749,000
                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of debt                                      $  4,035,000       $  3,250,000
     Accounts payable                                                3,727,000          3,789,000
     Accrued expenses                                                1,858,000          1,746,000
                                                                  ------------       ------------
Total current liabilities                                            9,620,000          8,785,000

Long-term debt, net of current portion                               2,658,000          3,374,000
                                                                  ------------       ------------
Total liabilities                                                   12,278,000         12,159,000
                                                                  ------------       ------------

Minority interest in subsidiaries                                           --             47,000
                                                                  ------------       ------------

Stockholders' equity:
     Convertible preferred stock, $.01 par value; 1,000,000
     shares authorized; 503,092 of Series A and 101,667 of
     Series B shares issued and outstanding                              6,000              6,000
     Common stock, $.01 par value; 20,000,000 shares
     authorized; 6,949,716 and 6,933,213 shares issued
     and outstanding, respectively                                      69,000             69,000
     Common stock warrants                                           2,324,000          2,291,000
     Notes receivable from stockholders                               (165,000)          (165,000)
     Additional paid-in capital                                     28,998,000         28,969,000
     Accumulated deficit                                           (13,979,000)       (13,563,000)
     Accumulated other comprehensive loss                              (63,000)           (64,000)
                                                                  ------------       ------------
Total stockholders' equity                                          17,190,000         17,543,000
                                                                  ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 29,468,000       $ 29,749,000
                                                                  ============       ============

        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                    Three Months Ended
                                              -------------------------------
                                                April 29,           May 1,
                                                  2000               1999
                                              ------------       ------------
Net product sales                             $ 12,319,000       $ 12,056,000
Cost of goods sold                               5,357,000          5,262,000
                                              ------------       ------------

Gross profit on product sales                    6,962,000          6,794,000

Fees, royalties and other income                   215,000            155,000
                                              ------------       ------------

Gross margin                                     7,177,000          6,949,000

Operating expenses                               7,209,000          7,124,000
                                              ------------       ------------

Loss from operations                               (32,000)          (175,000)
                                              ------------       ------------

Other income (expense):
     Interest expense                             (284,000)          (363,000)
     Minority interests in subsidiaries            (48,000)           (30,000)
     Interest income                                 5,000              9,000
     Other, net                                     (2,000)             2,000
                                              ------------       ------------

Total other expense                               (329,000)          (382,000)
                                              ------------       ------------

Loss before income tax                            (361,000)          (557,000)

Income tax                                              --                 --
                                              ------------       ------------

Net loss                                      $   (361,000)      $   (557,000)
                                              ============       ============

Dividend to preferred stockholders            $     55,000       $         --
                                              ============       ============

Loss available to common stockholders         $   (416,000)      $   (557,000)
                                              ============       ============

Foreign currency translation adjustment       $      1,000       $         --
                                              ============       ============

Comprehensive loss                            $   (360,000)      $   (557,000)
                                              ============       ============

Loss per share:
     Basic and diluted                        $       (.06)      $       (.08)
                                              ============       ============

        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                                 Notes
                                           Preferred Stock             Common Stock             Common         Receivable
                                         -------------------       --------------------          Stock           From
                                         Shares       Amount       Shares        Amount        Warrants       Stockholders
                                         ------       ------       ------        ------        --------       ------------
Balance at January 29, 2000              604,759      $6,000      6,933,213      $69,000      $2,291,000      $(165,000)

Net loss                                      --          --             --           --              --             --

Foreign currency translation
  adjustment                                  --          --             --           --              --             --

Stock warrants revaluation                    --          --             --           --          33,000             --

Common stock transactions:
  Sales of common shares                      --          --         16,503           --              --             --

Preferred stock transactions:
  Preferred stock dividends                   --          --             --           --              --             --
                                         -------      ------      ---------      -------      ----------      ---------

Balance at April 29, 2000                604,759      $6,000      6,949,716      $69,000      $2,324,000      $(165,000)
                                         =======      ======      =========      =======      ==========      =========


                                                                            Accumulated
                                          Additional                           Other             Total
                                           Paid-In         Accumulated     Comprehensive     Stockholders'
                                           Capital           Deficit            Loss            Equity
                                         -----------      ------------       --------       ------------
Balance at January 29, 2000              $28,969,000      $(13,563,000)      $(64,000)      $ 17,543,000

Net loss                                          --          (361,000)            --           (361,000)

Foreign currency translation
  adjustment                                      --                --          1,000              1,000

Stock warrants revaluation                        --                --             --             33,000

Common stock transactions:
  Sales of common shares                      29,000                --             --             29,000

Preferred stock transactions:
  Preferred stock dividends                       --           (55,000)            --            (55,000)
                                         -----------      ------------       --------       ------------

Balance at April 29, 2000                $28,998,000      $(13,979,000)      $(63,000)      $ 17,190,000
                                         ===========      ============       ========       ============

        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                       ---------------------------
                                                                        April 29,         May 1,
                                                                          2000             1999
                                                                       ----------       ----------
Cash flows from operating activities:
     Net loss                                                          $ (361,000)      $ (557,000)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
          Depreciation and amortization                                   687,000          510,000
          Amortization of debt discount                                    72,000           42,000
          Minority interests in subsidiaries                               48,000           30,000
                                                                       ----------       ----------
                                                                          446,000           25,000
     Changes in operating assets and liabilities:
          Accounts and notes receivable                                   (67,000)         407,000
          Inventories                                                     (80,000)         984,000
          Prepaid catalog expenses                                       (134,000)        (277,000)
          Other prepaid expenses                                         (152,000)         (46,000)
          Accounts payable                                                (62,000)          45,000
          Accrued expenses                                                 57,000         (177,000)
          Intangibles and other assets                                    (90,000)        (155,000)
                                                                       ----------       ----------
Net cash (used in) provided by operating activities                       (82,000)         806,000
                                                                       ----------       ----------

Cash flows from investing activities:
     Proceeds from notes receivable issued in connection with
       sale of property and equipment                                      36,000           17,000
     Purchase of property and equipment                                   (32,000)        (106,000)
                                                                       ----------       ----------
Net cash provided by (used in) investing activities                         4,000          (89,000)
                                                                       ----------       ----------

Cash flows from financing activities:
     Proceeds from sale of common stock                                    29,000           21,000
     Net borrowings (repayments) on revolving credit loan                 741,000         (528,000)
     Repayments of long-term debt                                        (711,000)        (344,000)
     Payment of minority interests in subsidiaries                       (142,000)         (81,000)
                                                                       ----------       ----------
Net cash used in financing activities                                     (83,000)        (932,000)
                                                                       ----------       ----------

Net decrease in cash                                                     (161,000)        (215,000)

Cash and cash equivalents, beginning of period                          1,239,000        1,615,000
                                                                       ----------       ----------

Cash and cash equivalents, end of period                               $1,078,000       $1,400,000
                                                                       ==========       ==========

        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1. DESCRIPTION OF THE BUSINESS

Successories, Inc. and its subsidiaries (collectively the "Company") design, manufacture, and market proprietary and licensed motivational products. The Company considers itself a single line of business with products that are marketed primarily under the SUCCESSORIES trade name through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores), sales to franchisees and wholesale distribution channels. The Company operates a chain of Successories retail stores located in the United States and Canada. The Company also operates a franchising program whereby it sells franchises to market the Company's products under the SUCCESSORIES trademark.

The franchisee purchases for resale Company manufactured products or products from others that are Company-approved. Due to the proprietary nature of most of the Company's products, the Company is the only available source for many products sold by franchisees. The franchise agreements have an initial term of five years with a renewal option for three additional successive terms of five years each. Franchisees pay a royalty to the Company of 2% of franchised retail stores gross sales. At April 29, 2000, there were 24 Company-owned retail stores and 50 franchised retail stores. And, at May 1, 1999, there were 33 Company-owned retail stores and 50 franchised retail stores.

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

The Company's fiscal year ends on the Saturday closest to January 31. References to the three months ended April 29, 2000, and May 1, 1999, refer to the thirteen weeks ended on the dates indicated.

The results of operations for the three months ended April 29, 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

NOTE 3. INVENTORIES

Inventories are comprised of the following:

                                                                        April 29,        January 29,
                                                                          2000               2000
                                                                       -----------       -----------
     Finished goods                                                    $ 5,664,000       $ 5,835,000
     Raw materials                                                       2,738,000         2,487,000
                                                                       -----------       -----------
                                                                         8,402,000         8,322,000

     Less: reserve for obsolescence                                       (324,000)         (324,000)
                                                                       -----------       -----------
                                                                       $ 8,078,000       $ 7,998,000
                                                                       ===========       ===========


NOTE 4. DEBT

Debt consists of the following:

                                                                        April 29,        January 29,
                                                                          2000               2000
                                                                       -----------       -----------
     Bank borrowings:
          Term loan, net of unamortized debt discount of
            $758,000 and $782,000                                      $ 3,467,000       $ 4,133,000
          Revolving credit loan                                          2,860,000         2,119,000
          Fixed rate loan, net of unamortized debt discount
            of $185,000 and $200,000                                       315,000           300,000
     Capital lease obligations                                              51,000            72,000
                                                                       -----------       -----------
                                                                         6,693,000         6,624,000

     Less: current portion                                              (4,035,000)       (3,250,000)
                                                                       -----------       -----------
     Long-term debt                                                    $ 2,658,000       $ 3,374,000
                                                                       ===========       ===========


On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"). Per the agreement, as amended most recently on April 6, 2000, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000 and for each succeeding July 1 through December 31. The maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 57% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. The interest rate on the term loan was 10.25% and the interest rate on the revolving credit loan was 9.75% at April 29, 2000. The term loan is payable in quarterly installments of $312,500 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined. As of April 29, 2000, available borrowings on the revolving credit loan were $6,140,000. On June 20, 1997, warrants to purchase 150,000 shares of the Company's common stock were issued to the Bank as part of this agreement. Initially these warrants had exercise prices ranging from $6.19 to $9.73 and expiration dates in June 2001; however, the exercise prices were subsequently adjusted to $2.00 and the expiration dates were extended to June 2005.

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

In conjunction with the April 6, 2000 amendment, the exercise price of the warrants to purchase 300,000 shares of common stock previously issued to the Bank were reduced to $2.00. The impact of revaluation of warrants was additional debt discount expense of approximately $33,000 to be recognized from fiscal 2000 through fiscal 2003.

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

In conjunction with the April 28, 1999 amendment, warrants to purchase an additional 300,000 shares of the Company's Common Stock were issued to the Bank at an exercise price of $2.50 that expire in July 2005, the expiration dates of the 150,000 warrants previously issued to the bank on June 20, 1997 were extended an additional two years to June 2005 and the Company paid the bank an amendment fee of $82,000. The impact of issuance of additional warrants and revaluation of certain existing warrants was an additional debt discount expense of approximately $503,000 to be recognized from fiscal 1999 through fiscal 2003.

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

The stock warrants issued in conjunction with the credit facility and certain other financing transactions were assigned a fair value using the Black-Scholes option pricing model. The fair value of the warrants have been reflected as a discount on the debt and are being amortized as interest expense over the terms of the related debt. Interest expense related to these warrants amounted to $72,000 and $42,000 for the three months ended April 29, 2000 and May 1, 1999, respectively.

The weighted average interest rates on borrowings outstanding as of April 29, 2000 and May 1, 1999 were 11.3% and 9.1%, respectively.

NOTE 5. INCOME TAXES

Realization of the net deferred tax asset is largely dependent upon the Company generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. However, the amount of such realization could be reduced in the near term if estimates of future taxable income during the carryforward period are changed. To the extent the net operating loss carryforwards and existing deductible temporary differences are not offset by the existing taxable temporary differences reversing within the carryforward period, the remaining loss carryforwards are expected to be realized by achieving future profitable operations. Although the Company has incurred a net loss in the past two years and has an accumulated deficit of $13,979,000 as of April 29, 2000 and realization of the net deferred tax asset is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized.

NOTE 6. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to the statements of cash flows are as follows:

                                                             Three Months Ended
                                                        ---------------------------
                                                         April 29,         May 1,
                                                           2000             1999
                                                        ----------       ----------
Cash paid during the period for:
     Income taxes                                       $   18,000      $   40,000
     Interest                                              212,000         312,000

Non-cash investing and financing activities:
     Preferred stock dividends                          $   55,000              --
     Revaluation of stock warrants                          33,000              --


NOTE 7.  LOSS PER SHARE

                                                             Three Months Ended
                                                        ---------------------------
                                                         April 29,         May 1,
                                                           2000             1999
                                                        ----------       ----------
Basic and diluted loss per share:

     Net loss                                           $ (361,000)      $ (557,000)
     Preferred stock dividend                              (55,000)              --
                                                        ----------       ----------
     Loss available to common
       stockholders                                     $ (416,000)      $ (557,000)
                                                        ==========       ==========

     Weighted-average shares                             6,936,296        6,921,923
                                                        ==========       ==========

     Basic and diluted loss per share                   $    (0.06)      $    (0.08)
                                                        ==========       ==========


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

The Company's reportable segments are the various distribution channels used to market its products. The Company's products have similar purposes and uses in each channel of distribution, but profitability varies among the channels. The Company considers itself a single line of business with products that are marketed through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores), wholesale and sales to franchisees. The Company has five reportable segments - Direct Marketing - SUCCESSORIES, Direct Marketing - Golf, Retail Company-owned stores, Wholesale and Sales to Franchisees.

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

                                      Net           Segment          Total        Capital        Depreciation
                                     Sales       Profit (Loss)      Assets      Expenditures   and Amortization
---------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED APRIL 29, 2000:
Direct Marketing SUCCESSORIES     $ 8,558,000    $ 1,150,000     $ 3,692,000    $        --    $    48,000
Direct Marketing Golf                  52,000         28,000         443,000             --             --
Retail Company-owned stores         2,408,000          9,000       4,292,000          2,000        226,000
Wholesale                             137,000         26,000          61,000             --             --
Sales to Franchisees                1,164,000        255,000       1,410,000             --          8,000
Other                                      --     (1,829,000)     19,570,000         30,000        405,000
                                  -----------    -----------     -----------    -----------    -----------
     CONSOLIDATED                 $12,319,000    $  (361,000)    $29,468,000    $    32,000    $   687,000

---------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MAY 1, 1999:
Direct Marketing SUCCESSORIES     $ 7,318,000    $   994,000     $ 2,308,000    $        --    $        --
Direct Marketing Golf                 257,000         64,000         784,000             --             --
Retail Company-owned stores         3,004,000       (110,000)      5,585,000          8,000        163,000
Wholesale                             373,000        (23,000)        781,000             --             --
Sales to Franchisees                1,104,000        262,000       1,508,000             --          5,000
Other                                      --     (1,744,000)     22,462,000         98,000        342,000
                                  -----------    -----------     -----------    -----------    -----------
     CONSOLIDATED                 $12,056,000    $  (557,000)    $33,428,000    $   106,000    $   510,000


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

The following table presents the details for "Other":

                                                           Three Months Ended
                                                        --------------------------
                                                         April 29,        May 1,
                                                           2000            1999
                                                        ----------      ----------
Corporate expenses                                      $1,095,000      $1,020,000
Unallocated depreciation and
  amortization expense                                     405,000         342,000
Other expenses                                             329,000         382,000
                                                        ----------      ----------

                                                        $1,829,000      $1,744,000
                                                        ==========      ==========

Corporate expenses are primarily charges for those functions not specifically attributable to any specific segment; these functions include product development, merchandising, information systems, accounting, legal, human resource and executive departments. Included in the expenses associated with these functions are payroll and related costs, professional fees, information system maintenance costs, office occupancy costs, and property and casualty insurance.

The Company's operations are principally in North America. Operations outside of North America are primarily in the United Kingdom. No single foreign country or geographic area is significant to the consolidated operations. Foreign operations' net sales were $71,000 and $55,000, respectively, for the three months ended April 29, 2000 and May 1, 1999. Long-lived assets are all located in North America.

The Company's products include distinctive lines of wall decor, desktop art, books and greeting cards, computer and audio products, personalized gifts and awards, and mugs. In addition, the Company sells other motivational products supplied by third parties. At April 29, 2000 and May 1, 1999, sales by product categories comprised of approximately 48% and 44% wall decor, 18% and 23% desktop art, 16% and 17% books and greeting cards, 16% and 9% personalized gifts and awards, and 2% and 7% other products, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

The Company's products are marketed primarily under its SUCCESSORIES trade name through direct marketing (catalog, electronic commerce and telemarketing), retail channel (Company-owned stores), sales to franchisees and wholesale distribution. Although the Company utilizes multiple distribution channels for its products, the Company's products have similar purposes and uses in each channel of distribution. The profitability varies among products and distribution channels. The Company utilizes its facilities interchangeably for each distribution channel. Furthermore, the marketing channels are directed at a single customer base located primarily in the United States. Currently, the Company is focusing its future growth on its core motivational products business and its two most profitable distribution channels: direct marketing of SUCCESSORIES and franchised retail stores.

For the three months ended April 29, 2000 and May 1, 1999, net product sales for the various distribution channels, as a percentage of total net product sales, were as follows:

                                                             Three Months Ended
                                                             -------------------
                                                             April 29,    May 1,
                                                               2000       1999
                                                             ---------    ------
     Direct marketing - Successories                           69.5%      60.7%
     Direct marketing - Golf                                    0.5%       2.1%
     Retail Company-owned stores                               19.5%      24.9%
     Wholesale distribution                                     1.1%       3.0%
     Sales to franchisees                                       9.4%       9.3%


The gross profit margins for retail sales attributable to Company-owned stores are slightly lower than for direct marketing due to more non-proprietary products being sold in the retail stores. The gross profit margin for wholesale distribution sales, including sales to franchisees, is lower than other channels since these sales are generally made at a significant discount from retail price.

RESULTS OF OPERATIONS

     The following table sets forth the results of operations for the three months ended April 29, 2000 and May 1, 1999.

                             (Dollars in thousands)

                                              Three Months Ended                Increase (Decrease)
                                     ----------------------------------------   --------------------
                                       April 29, 2000        May 1, 1999
                                     ----------------      ------------------
                                     Amount       %        Amount         %         Amount       %
                                     -------    -----      -------     ------       ------     -----
Net product sales                    $12,319    100.0      $12,056      100.0       $263         2.2
Cost of goods sold                     5,357     43.5        5,262       43.7         95         1.8
                                     -------    -----      -------      -----       ----       -----
Gross profit on product sales          6,962     56.5        6,794       56.3        168         2.5
Fees, royalties and other income         215      1.7          155        1.3         60        38.7
                                     -------    -----      -------      -----       ----       -----
Gross margin                           7,177     58.2        6,949       57.6        228         3.3
Operating expenses                     7,209     58.5        7,124       59.1         85         1.2
                                     -------    -----      -------      -----       ----       -----
(Loss) income from operations            (32)    (0.3)        (175)      (1.5)       143        81.7
Interest and other expenses              329      2.6          382        3.1        (53)      (13.9)
                                     -------    -----      -------      -----       ----       -----
(Loss) income before income taxes       (361)    (2.9)        (557)      (4.6)       196        35.2
Income tax expense                        --       --           --         --         --          --
                                     -------    -----      -------      -----       ----       -----
Net (loss) income                    $  (361)    (2.9)     $  (557)      (4.6)      $196        35.2
                                     -------    -----      -------      -----       ----       -----
                                     -------    -----      -------      -----       ----       -----

THREE MONTHS ENDED APRIL 29, 2000, COMPARED TO THREE MONTHS ENDED MAY 1, 1999

Net product sales were $12,319,000 for the three months ended April 29, 2000, compared to $12,056,000 for the corresponding three months ended May 1, 1999. The $263,000 or 2.2% increase in sales was comprised of an increase in direct marketing-SUCCESSORIES sales of $1,240,000 or 16.9%, and sales to franchises of $60,000 or 5.4%, offset by a decrease in direct marketing-golf sales of $205,000 or 79.8%, retail Company-owned store sales of $596,000 or 19.8%, and wholesale sales of $236,000 or 63.3%.

Net product sales from the two core channels, direct marketing - SUCCESSORIES and sales to franchisees, reflected a strong growth of 15.4% in the current year three months ended April 29, 2000 (first quarter 2000) in comparison to the prior year three months ended May 1, 1999 (first quarter 1999). The increase in direct marketing - SUCCESSORIES sales can be attributed to the refinement of the catalog circulation strategy, increase in catalog page count and enhanced merchandising in the current year. Sales in channels being de-emphasized, retail Company-owned stores, wholesale and direct marketing-golf, decreased by 28.5% in the current year. The overall decrease in retail Company-owned store sales was due to nine fewer stores in operation in the current year compared to the prior year. The comparable same store sales in retail Company-owned stores increased by 7.3% in the current year compared to the prior year. The decrease in wholesale and direct marketing - golf channel sales in the current year can be attributed to the planned reduction in the scope of business. The increase in sales to franchisees and comparable same store sales for Company-owned stores is the result of enhanced merchandising and new product introductions in the current year. Internet sales, which are included in the direct marketing - SUCCESSORIES channel, were 13.5% of the direct marketing domestic sales for the first quarter 2000. Customer interest in the website has steadily increased and the Company believes the internet offers a significant marketing and sales opportunity.

Gross margin, as a percentage of net product sales, was 58.2% for the first quarter 2000 in comparison to 57.6% for the first quarter 1999. Gross margin increased in the current year to $7,177,000 from

$6,949,000 in the prior year. The improvement in gross margin can be attributed to an increase in net product sales and a change in sales mix from the various distribution channels in the current year.

Operating expenses, as a percentage of net product sales, improved in the first quarter 2000 to 58.5% from 59.1% in the first quarter 1999, as a result of streamlining the operations. Operating expenses increased in the current year to $7,209,000 from $7,124,000 in the prior year, primarily due to the increases in variable operating expenses related to the increases in net product sales in the current year.

Interest expense was $284,000 for the first quarter 2000 in comparison to $363,000 for the first quarter 1999. The decrease in interest expense can be attributed to a reduction in the outstanding debt in the current year in comparison to the prior year. Included in interest expense is the amortization of the debt discount which is a non-cash expense. This non-cash interest expense amounted to $72,000 and $42,000 for the first quarter 2000 and first quarter 1999, respectively.

The net loss of $361,000 for the current year first quarter 2000 was less than the net loss of $557,000 for the prior year first quarter 1999, primarily due to an increase in net product sales. As a percentage of net product sales, the net loss decreased to 2.9% in the current year, as compared to a net loss of 4.6% in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit loan, to fund its cash requirements.

Operating activities used cash of $82,000 in the current year for the three months ended April 29, 2000 (first quarter 2000), compared to cash provided of $806,000 for the three months ended May 1, 1999 (first quarter 1999). In the prior year, cash flow from operating activities was primarily provided by reduction in accounts receivable and inventory as a result of delayed collections and management's planned efforts to reduce excess inventory levels from the fiscal year ended January 30, 1999.

Investing activities provided cash of $4,000 in the first quarter 2000, compared to cash used of $89,000 in the first quarter 1999. The principal use of cash in investing activities is capital expenditures. The Company's credit facility limits capital expenditures to $1 million for the fiscal year.

Financing activities used cash of $83,000 in the first quarter 2000, compared to $932,000 in the first quarter 1999. Scheduled debt repayments on the term note and net repayments on the revolving credit loan were the principal uses of cash. Proceeds from net borrowings on the revolving credit loan were the primary source of cash.

On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"). Per the agreement, as amended most recently on April 6, 2000, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000 and for each succeeding July 1 through December 31. The maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 57% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. The interest rate on the term loan was 10.25% and the interest rate on the revolving credit loan was 9.75% at April 29, 2000. The term loan is payable in quarterly installments of $312,500 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. Further, the Company must annually prepay the loans in an amount equal to 60% of excess cash flow, as defined. As of April 29, 2000, available borrowings on the revolving credit loan were $6,140,000. In July 1997, the agreement for the credit facility was amended to include an additional $500,000 fixed rate loan. The loan bears interest at 12% and is due in June 2003.

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

At April 29, 2000, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements which the Company believes are within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the management team, management's long-term performance goals, plans to divest the Company's golf catalog business and convert retail locations to franchised stores, programs to reduce the Company's costs and enhance asset utilization, the Company's generation of funds sufficient to meet its current operating needs and to fund anticipated capital expenditures, realization of deferred tax assets, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with adverse changes in interest rate and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company uses both fixed and variable rate debt, as described in Note 4 of the Notes to Consolidated Financial Statements. Principal exposed to interest rate risk is limited to $7,085,000 in variable rate debt. The impact of a 1% change in interest rates on the variable rate debt is approximately $71,000. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada and United Kingdom. The Company's exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace.

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

(b) On May 16, 2000 a Form 8-K reporting the change in the Company's independent public accountants to audit its consolidated financial statements and to perform audit related services was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SUCCESSORIES, INC.
                                 (Registrant)


Date: June 9, 2000                By: /s/ Gary J. Rovansek
                                      --------------------
                                      Gary J. Rovansek
                                      President, Chief Executive Officer, Chief
                                      Operating Officer and Director (Principal
                                      Executive Officer)


Date: June 9, 2000               By:  /s/ John C. Carroll
                                      -------------------
                                      John C. Carroll
                                      Senior Vice President, and Chief Financial
                                      Officer  (Principal Financial and
                                      Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.                       Description
-----------                       -----------
3.1             Articles of Incorporation of Registrant - Amended and Restated
                as of October 28, 1999 (21)

3.3             By-laws of Registrant (1)

3.4             Amended and Restated Certificate of Designation of Series A and
                Series B Convertible Preferred Stock (19)

4.1             Specimen Common Stock Certificate (18)

4.2             Specimen Series A Cumulative Convertible Preferred Stock
                Certificate (20)

4.3             Specimen Series B Cumulative Convertible Preferred Stock
                Certificate (20)

10.1            Form of Franchising Agreement (18)

10.2            Stock Option Instrument for Arnold M. Anderson dated November
                19, 1991 (1)*

10.3            Celex Group, Inc. Stock Option Plan (1)

10.4 Joint Venture Agreement with Morrison DFW, Inc. and related documents (4)

10.5            Indemnification Agreement dated April 7, 1999 between the
                Company and Arnold M. Anderson (17)*

                Indemnification Agreements in the form filed were also entered into by the Messrs. Seamas T. Coyle, Timothy C. Dillon, C.
                Joseph LaBonte, Steven B. Larrick, Michael H. McKee, Mervyn C.
                Phillips, Jr., Guy E. Snyder, Gary J. Rovansek, R. Scott
                Morrison, Jr., Jack Miller, Howard I. Bernstein, Lawrence A.
                Hodges, and Leslie Nathanson Juris.

10.6            Form of Subordinated Note, Common Stock Purchase Warrant and
                Subordination Agreement relating to issuance of $1,500,000
                Subordinated Notes and Warrants to purchase 120,000 shares of the Company's Common Stock (9)

10.7            Common Stock Option Agreement granted to Arnold M. Anderson and
                Incentive Stock Option Agreement granted to Arnold M. Anderson
                (9)*

10.8 (a)        Employment Agreement with Arnold M. Anderson dated March 1, 1996
                (10)*

10.8 (b)        Employment Agreement with Arnold M. Anderson dated January 14,
                1997 (21)*

10.8 (c)        Addendum to Employment Agreement with Arnold M. Anderson dated
                February 16, 2000 (21)*

10.9            Employment Agreement with Michael H. McKee dated June 1, 1999
                (18)*



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

10.12           First Amendment to Credit Agreement between the Company and The
                Provident Bank dated as of July 16, 1997 (13)

10.13 Lease Agreement between LaSalle National Trust, N.A. as Trustee under Trust No. 120358 and Celex Group, Inc. (14)

10.14           Second Amendment to Credit Agreement between the Company and The
                Provident Bank dated as of May 14, 1998 (14)

10.15           Third Amendment to Credit Agreement between the Company and The
                Provident Bank dated as of September 1, 1998 (15)

10.16           Employment Agreement with Gary Rovansek dated October 29, 1998
                (15)*

10.17           Fourth Amendment to Credit Agreement between the Company and The
                Provident Bank dated as of April 28, 1999 (17)

10.18           Warrants to Purchase Common Stock of the Company granted to The
                Provident Bank dated as of April 29, 1999 (17)

10.19 Preferred Stock Purchase Agreement, dated as of May 28, 1999, by and among the Company and the investors (16)

10.20 Registration Rights Agreement, dated as of May 28, 1999, by and among the Company and the investors (16)

10.21           Preferred Stock Purchase Agreement, dated as of October 18,
                1999, by and among the Company and the investors (19)

10.22 Registration Rights Agreement, dated as of October 18, 1999, by and among the Company and the investors (19)

10.23           Fifth Amendment to Credit Agreement between the Company and The
                Provident Bank dated as of April 6, 2000 (filed herewith)

21.1            Subsidiaries of the Registrant (4)

27.1            Financial Data Schedule (filed herewith)

--------------------------------------

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

(21) Previously filed with the Company's Annual Report on form 10-K for the year ended January 29, 2000, and incorporated herein by reference.