Form 10-Q
period 2000-07-29
SUCCESSORIES INC
filed 2000-09-08
CIK 911323

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

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

       Registrant had 7,018,074 shares of common stock, $.01 par value, outstanding as of August 31, 2000.

================================================================================

                               SUCCESSORIES, INC.
                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION

                                                                                       Page Number
          Item 1.  Financial Statements

                   Consolidated Balance Sheets......................................        3

                   Consolidated Statements of Operations............................        4

                   Consolidated Statement of Stockholders' Equity...................        5

                   Consolidated Statements of Cash Flows............................        6

                   Notes to Consolidated Financial Statements.......................        7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations....................        14

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk................................................        19


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings................................................        20

          Item 4.  Submission of Matters to a Vote of Security Holders..............        20

          Item 5.  Other Information................................................        21

          Item 6.  Exhibits and Reports on Form 8-K.................................        21

SIGNATURES         .................................................................        22

INDEX TO EXHIBITS


                          PART I. FINANCIAL INFORMATION

                               SUCCESSORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       July 29,           January 29,
                                                                                         2000                 2000
                                                                                     ------------         ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                        $    923,000         $  1,239,000
    Accounts and notes receivable, net of allowance
      of $579,000 and $549,000, respectively                                            3,198,000            3,430,000
    Inventories, net                                                                    7,852,000            7,998,000
    Prepaid catalog expenses                                                            1,120,000            1,539,000
    Other prepaid expenses                                                                330,000              130,000
                                                                                     ------------         ------------
Total current assets                                                                   13,423,000           14,336,000

Property and equipment, net                                                             6,972,000            7,933,000
Notes receivable                                                                          208,000              295,000
Deferred financing costs, net                                                             259,000              303,000
Deferred income taxes                                                                   5,199,000            5,199,000
Intangibles and other assets, net                                                       1,707,000            1,683,000
                                                                                     ------------         ------------

TOTAL ASSETS                                                                         $ 27,768,000         $ 29,749,000
                                                                                     ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                $  3,563,000         $  3,250,000
    Accounts payable                                                                    2,831,000            3,789,000
    Accrued expenses                                                                    2,130,000            1,746,000
                                                                                     ------------         ------------
Total current liabilities                                                               8,524,000            8,785,000

Long-term debt, net of current portion                                                  2,370,000            3,374,000
                                                                                     ------------         ------------
Total liabilities                                                                      10,894,000           12,159,000
                                                                                     ------------         ------------

Minority interest in subsidiaries                                                              --               47,000
                                                                                     ------------         ------------

Stockholders' equity:
    Convertible preferred stock, $.01 par value; 1,000,000
      shares authorized; 503,092 of Series A and 101,667 of
      Series B shares issued and outstanding                                                6,000                6,000
     Common stock, $.01 par value; 20,000,000 shares
      authorized; 6,954,020 and 6,933,213 shares issued and
      outstanding, respectively                                                            69,000               69,000
    Common stock warrants                                                               2,324,000            2,291,000
    Notes receivable from stockholders                                                   (165,000)            (165,000)
    Additional paid-in capital                                                         29,005,000           28,969,000
    Accumulated deficit                                                               (14,306,000)         (13,563,000)
    Accumulated other comprehensive loss                                                  (59,000)             (64,000)
                                                                                     ------------         ------------
Total stockholders' equity                                                             16,874,000           17,543,000
                                                                                     ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 27,768,000         $ 29,749,000
                                                                                     ============         ============

        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                        Three Months Ended                       Six Months Ended
                                               -------------------------------------    ------------------------------------
                                                  July 29,             July 31,             July 29,            July 31,
                                                    2000                 1999                 2000                1999
                                               ---------------     ----------------     ----------------     --------------
Net product sales                              $ 11,480,000         $ 11,609,000         $ 23,799,000         $ 23,665,000
Cost of goods sold                                5,005,000            5,190,000           10,362,000           10,452,000
                                               ------------         ------------         ------------         ------------

Gross profit on product sales                     6,475,000            6,419,000           13,437,000           13,213,000

Contract framing, net income                        218,000                   --              218,000                   --

Fees, royalties and other income                    275,000              229,000              490,000              384,000
                                               ------------         ------------         ------------         ------------

Gross margin                                      6,968,000            6,648,000           14,145,000           13,597,000

Operating expenses                                6,896,000            7,087,000           14,105,000           14,211,000
                                               ------------         ------------         ------------         ------------

Income (loss) from operations                        72,000             (439,000)              40,000             (614,000)
                                               ------------         ------------         ------------         ------------

Other income (expense):
   Interest expense                                (274,000)            (333,000)            (558,000)            (696,000)
   Minority interests in subsidiaries               (62,000)             (34,000)            (110,000)             (64,000)
   Interest income                                    7,000               19,000               12,000               28,000
   Other, net                                       (15,000)              18,000              (17,000)              20,000
                                               ------------         ------------         ------------         ------------

Total other expense                                (344,000)            (330,000)            (673,000)            (712,000)
                                               ------------         ------------         ------------         ------------

Loss before income tax                             (272,000)            (769,000)            (633,000)          (1,326,000)

Income tax                                               --                   --                   --                   --
                                               ------------         ------------         ------------         ------------

Net loss                                           (272,000)            (769,000)            (633,000)          (1,326,000)
                                               ------------         ------------         ------------         ------------

Dividend to preferred shareholder                    55,000                8,000              110,000                8,000
                                               ------------         ------------         ------------         ------------

Loss available to common stockholders          $   (327,000)        $   (777,000)        $   (743,000)        $ (1,334,000)
                                               ============         ============         ============         ============


Foreign currency translation adjustment        $      4,000         $         --         $      5,000         $         --
                                               ============         ============         ============         ============

Comprehensive loss                             $   (268,000)        $   (769,000)        $   (628,000)        $ (1,326,000)
                                               ============         ============         ============         ============

Loss per share:
  Basic and diluted                            $      (0.05)        $     (0 .11)        $      (0.11)        $     (0 .19)
                                               ============         ============         ============         ============



        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                             Notes
                                    Preferred Stock         Common Stock        Common     Receivable    Additional
                                    ----------------   --------------------     Stock        From          Paid-In     Accumulated
                                    Shares    Amount   Shares        Amount    Warrants   Stockholders     Capital       Deficit
                                    ------    ------   ------        ------    --------   ------------     -------       -------
Balance at January 29, 2000        604,759    $6,000   6,933,213    $69,000   $2,291,000   $(165,000)    $28,969,000  $(13,563,000)

Net loss                                --        --          --         --           --          --             --       (633,000)

Foreign currency translation
   adjustment                           --        --          --         --           --          --             --             --

Stock warrants revaluation              --        --          --         --       33,000          --             --             --

Common stock transactions:
    Sales of common shares              --        --      20,807         --           --          --         36,000             --

Preferred stock transactions:
    Preferred stock dividends           --        --          --         --           --          --             --       (110,000)
                                 ---------   -------   ---------    -------   ----------   ----------    -----------  -------------

Balance at July 29, 2000           604,759    $6,000   6,954,020    $69,000   $2,324,000   $(165,000)    $29,005,000  $(14,306,000)
                                 =========   =======   =========    =======   ==========   ==========    ===========  =============

                                     Accumulated
                                         Other                 Total
                                     Comprehensive         Stockholders'
                                         Loss                 Equity
                                     -------------         -------------
Balance at January 29, 2000          $  (64,000)           $ 17,543,000

Net loss                                     --                (633,000)

Foreign currency translation
  adjustment                              5,000                   5,000

Stock warrants revaluation                   --                  33,000

Common stock transactions:
    Sales of common shares                   --                  36,000

Preferred stock transactions:
    Preferred stock dividends                --                (110,000)
                                    ------------          --------------

Balance at July 29, 2000             $  (59,000)           $ 16,874,000
                                    ============          ==============


        The accompanying notes are an integral part of these statements.

                               SUCCESSORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                    -------------------------------
                                                                      July 29,            July 31,
                                                                        2000               1999
                                                                    -----------         -----------
Cash flows from operating activities:
   Net loss                                                         $  (633,000)        $(1,326,000)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
       Depreciation and amortization                                  1,375,000           1,292,000
       Amortization of debt discount                                    150,000             114,000
       Minority interests in subsidiaries                               110,000              64,000
                                                                    -----------         -----------
                                                                      1,002,000             144,000
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                     254,000             696,000
      Inventories                                                       146,000           1,300,000
      Prepaid catalog expenses                                          419,000             (76,000)
      Other prepaid expenses                                           (200,000)           (268,000)
      Accounts payable                                                 (958,000)         (1,083,000)
      Accrued expenses                                                  274,000            (208,000)
      Intangibles and other assets                                     (183,000)            (40,000)
                                                                    -----------         -----------
Net cash provided by operating activities                               754,000             465,000
                                                                    -----------         -----------

Cash flows from investing activities:
    Proceeds from notes receivable issued in connection with
       sale of property and equipment                                    65,000              42,000
    Proceeds from sale of property and equipment                             --               2,000
    Purchases of property and equipment                                (174,000)           (373,000)
                                                                    -----------         -----------
Net cash used in investing activities                                  (109,000)           (329,000)
                                                                    -----------         -----------

Cash flows from financing activities:
    Proceeds from sales of common stock                                  36,000              35,000
    Proceeds from sale of preferred stock                                    --           1,220,000
    Proceeds from notes receivable issued to stockholders                    --              58,000
    Net borrowings (repayments) on revolving credit loan                242,000            (602,000)
    Repayments of long-term debt                                     (1,050,000)         (1,365,000)
    Payment of minority interests in subsidiaries                      (189,000)           (157,000)
                                                                    -----------         -----------
Net cash used in financing activities                                  (961,000)           (811,000)
                                                                    -----------         -----------

Net decrease in cash                                                   (316,000)           (675,000)

Cash and cash equivalents, beginning of period                        1,239,000           1,615,000
                                                                    -----------         -----------

Cash and cash equivalents, end of period                            $   923,000         $   940,000
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

The Company's fiscal year ends on the Saturday closest to January 31. References to the three and six months ended July 29, 2000 and July 31, 1999, refer to the thirteen and twenty-six weeks ended on the dates indicated.

The results of operations for the six months ended July 29, 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

NOTE 3.  INVENTORIES

Inventories are comprised of the following:

                                                  July 29,          January 29,
                                                   2000                2000
                                                -----------         -----------
Finished goods                                  $ 5,417,000         $ 5,835,000
Raw materials                                     2,759,000           2,487,000
                                                -----------         -----------

                                                  8,176,000           8,322,000
Less: reserve for obsolescence                     (324,000)           (324,000)
                                                -----------         -----------

                                                $ 7,852,000         $ 7,998,000
                                                ===========         ===========


NOTE 4.  DEBT

Debt consists of the following:

                                                                          July 29,          January 29,
                                                                           2000                 2000
                                                                        -----------         -----------
          Bank borrowings:
            Term loan, net of unamortized debt discount of
                $695,000 and $782,000                                   $ 3,218,000         $ 4,133,000
            Revolving credit loan                                         2,361,000           2,119,000
            Fixed rate loan, net of unamortized debt discount of
                $170,000 and $200,000                                       330,000             300,000
          Capital lease obligations                                          24,000              72,000
                                                                        -----------         -----------
                                                                          5,933,000           6,624,000

          Less: current portion                                          (3,563,000)         (3,250,000)
                                                                        -----------         -----------

          Long-term debt                                                $ 2,370,000         $ 3,374,000
                                                                        ===========         ===========


On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"). Per the agreement, as amended most recently on August 28, 2000, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000, and for each succeeding July 1 through December 31. The maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 57% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. In addition, from August 2000 through February 2001, the borrowing base is further reduced by $1,500,000 ("Holdback") and in February 2001 shall be released if the amount of Holdback is applied to the scheduled payments of principal on the term loan for the remainder of 2001. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. The interest rate on the term loan was 10.75% and the interest rate on the revolving credit loan was 10.25% at July 29, 2000. The term loan is payable in quarterly installments of $312,500 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. As of July 29, 2000, available borrowings on the revolving credit loan were $3,247,000. On June 20, 1997, warrants to purchase 150,000 shares of the Company's common stock were issued to the Bank as part of this agreement. Initially these warrants had exercise prices ranging from $6.19 to $9.73 and expiration dates in June 2001; however, the exercise prices were subsequently adjusted to $2.00 and the expiration dates were extended to June 2005.

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

In conjunction with the April 28, 1999 amendment to the credit agreement, warrants to purchase an additional 300,000 shares of the Company's common stock were issued to the Bank. Initially those warrants had exercise prices of $2.50 and an expiration date of July 2005; however, the exercise price was subsequently adjusted to $2.00.

The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends and use of proceeds from certain equity offerings. At July 29, 2000, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

The stock warrants issued in conjunction with the credit facility and certain other financing transactions were assigned a fair value using the Black-Scholes option pricing model. The fair value of the warrants have been reflected as a discount on the debt and are being amortized as interest expense over the terms of the related debt. Interest expense related to these warrants amounted to $150,000 and $114,000 for the six months ended July 29, 2000 and July 31, 1999, respectively.

The weighted average interest rates on borrowings outstanding as of July 29, 2000 and July 31, 1999 were 11.2% and 10.5%, respectively.

NOTE 5.  INCOME TAXES

Realization of the net deferred tax asset is largely dependent upon the Company generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. However, the amount of such realization could be reduced in the near term if estimates of future taxable income during the carryforward period are changed. To the extent the net operating loss carryforwards and existing deductible temporary differences are not offset by the existing taxable temporary differences reversing within the carryforward period, the remaining loss carryforwards are expected to be realized by achieving future profitable operations. Although the Company has incurred a net loss in the past two years and has an accumulated deficit of $14,306,000 as of July 29, 2000 and realization of the net deferred tax asset is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized.

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to the statements of cash flows are as follows:

                                                         Six Months Ended
                                                    ------------------------
                                                    July 29,        July 31,
                                                      2000            1999
                                                    --------        --------
Cash paid during the period for:
     Income taxes                                   $ 19,000        $ 40,000
     Interest                                        405,000         568,000
Non-Cash investing and financing activities:
     Preferred stock dividends                      $110,000        $  8,000
     Revaluation of stock warrants                    33,000         503,000


NOTE 7.  LOSS PER SHARE

                                                    Three Months Ended                        Six Months Ended
                                             -------------------------------         -------------------------------
                                               July 29,            July 31,            July 29,             July 31,
                                                2000                1999                2000                 1999
                                             -----------         -----------         -----------         -----------
Basic and diluted loss per share:

     Net loss                                $  (272,000)        $  (769,000)        $  (633,000)        $(1,326,000)
     Preferred stock dividend                    (55,000)             (8,000)           (110,000)             (8,000)
                                             -----------         -----------         -----------         -----------
     Loss available to common
      stockholders                           $  (327,000)        $  (777,000)        $  (743,000)        $(1,334,000)
                                             ===========         ===========         ===========         ===========

     Weighted-average shares                   6,949,905           6,924,552           6,949,221           6,926,360
                                             ===========         ===========         ===========         ===========

     Basic and diluted loss per share        $     (0.05)        $     (0.11)        $     (0.11)        $     (0.19)
                                             ===========         ===========         ===========         ===========


The diluted computations did not assume the exercise of stock options and warrants, nor the conversion of preferred stock due to their antidilutive effect on the loss per share.

NOTE 8.  SEGMENT AND RELATED INFORMATION

The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim financial reports issued to shareholders.

The Company's reportable segments are the various distribution channels used to market its products. The Company's products have similar purposes and uses in each channel of distribution, but profitability varies among the channels. The Company considers itself a single line of business with products that are marketed through direct marketing (catalog, electronic commerce and telemarketing), retail (Company- owned stores), wholesale and sales to franchisees. The Company has five reportable segments - Direct Marketing -SUCCESSORIES, Direct Marketing - Golf, Retail Company-owned stores, Wholesale and Sales to Franchisees.

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

                                             Net               Segment            Total             Capital         Depreciation
                                            Sales           Profit (Loss)         Assets          Expenditures    and Amortization
                                            -----           -------------         ------          ------------    ----------------
THREE MONTHS ENDED JULY 29, 2000:
Direct Marketing SUCCESSORIES            $ 7,628,000        $ 1,088,000         $ 2,867,000        $        --        $    96,000
Direct Marketing Golf                         32,000             14,000             377,000                 --                 --
Retail Company-owned stores                2,543,000            180,000           3,848,000                 --            146,000
Wholesale                                    101,000             26,000              25,000                 --                 --
Sales to Franchisees                       1,176,000            182,000           1,345,000                 --              7,000
Other                                             --         (1,762,000)         19,306,000            142,000            439,000
                                         -----------        -----------         -----------        -----------        -----------
  CONSOLIDATED                           $11,480,000        $  (272,000)        $27,768,000        $   142,000        $   688,000


THREE MONTHS ENDED JULY 31, 1999:
Direct Marketing SUCCESSORIES            $ 6,608,000        $ 1,216,000         $ 1,603,000        $        --        $    10,000
Direct Marketing Golf                        453,000             40,000             790,000                 --                 --
Retail Company-owned stores                3,164,000           (142,000)          5,425,000            107,000            223,000
Wholesale                                    219,000            (32,000)            756,000                 --                 --
Sales to Franchisees                       1,165,000            247,000             993,000                 --              5,000
Other                                             --         (2,098,000)         22,186,000            160,000            544,000
                                         -----------        -----------         -----------        -----------        -----------
  CONSOLIDATED                           $11,609,000        $  (769,000)        $31,753,000        $   267,000        $   782,000


SIX MONTHS ENDED JULY 29, 2000:
Direct Marketing SUCCESSORIES            $16,186,000        $ 2,238,000         $ 2,867,000        $        --        $   144,000
Direct Marketing Golf                         84,000             42,000             377,000                 --                 --
Retail Company-owned stores                4,951,000            189,000           3,848,000              2,000            372,000
Wholesale                                    238,000             52,000              25,000                 --                 --
Sales to Franchisees                       2,340,000            437,000           1,345,000                 --             15,000
Other                                             --         (3,591,000)         19,306,000            172,000            844,000
                                         -----------        -----------         -----------        -----------        -----------
  CONSOLIDATED                           $23,799,000        $  (633,000)        $27,768,000        $   174,000        $ 1,375,000


SIX MONTHS ENDED JULY 31, 1999:
Direct Marketing SUCCESSORIES            $13,926,000        $ 2,208,000         $ 1,603,000        $        --        $    10,000
Direct Marketing Golf                        710,000            104,000             790,000                 --                 --
Retail Company-owned stores                6,168,000           (252,000)          5,425,000            115,000            386,000
Wholesale                                    592,000            (55,000)            756,000                 --                 --
Sales to Franchisees                       2,269,000            509,000             993,000                 --             10,000
Other                                             --         (3,840,000)         22,186,000            258,000            886,000
                                         -----------        -----------         -----------        -----------        -----------
  CONSOLIDATED                           $23,665,000        $(1,326,000)        $31,753,000        $   373,000        $ 1,292,000


The Company utilizes its facilities and the majority of its assets interchangeably among each distribution channel. Assets that relate specifically to a reportable segment have been included in the above table. Assets identified to the reportable segments are primarily cash, receivables, inventory, prepaid catalog expenses, property and equipment, and intangibles.

The following table presents the details for "Other":

                                                     Three Months Ended                      Six Months Ended
                                               ------------------------------         ------------------------------
                                                  July 29,         July 31,              July 29,         July 31,
                                                    2000             1999                  2000             1999
                                               -------------    -------------         -------------    -------------
Other expense (income):
Contract framing, net income                   $    (218,000)   $         --          $    (218,000)   $         --
Corporate expenses                                 1,197,000        1,224,000             2,292,000        2,242,000
Unallocated depreciation and
  amortization expense                               439,000          544,000               844,000          886,000
Other expenses                                       344,000          330,000               673,000          712,000
                                               -------------    -------------         -------------    -------------
                                               $   1,762,000    $   2,098,000         $   3,591,000    $   3,840,000
                                               =============    =============         =============    =============

Corporate expenses are primarily charges for those functions not specifically attributable to any specific segment; these functions include the product development, merchandising, information systems, accounting, legal, human resource and executive departments. Included in the expenses associated with these functions are payroll and related costs, professional fees, information system maintenance costs, office occupancy costs, and property and casualty insurance (excluding workman's comp).

The Company's operations are principally in North America. No single foreign country or geographic area is significant to the consolidated operations. Long-lived assets are all located in North America.

The Company's products include distinctive lines of wall decor, desktop accessories, books and stationery, personalized gifts and awards. In addition, the Company sells other motivational products supplied by third parties. At July 29, 2000 and July 31, 1999, sales by product categories comprised of approximately 47% wall decor, 20% desktop accessories, 16% and 17% books and stationery, 15% and 12% personalized gifts and awards, and 2% and 4% other products, respectively.

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

Successories is a direct mail catalog company, specialty retailer and wholesaler that designs, assembles and markets a diverse range of motivational and self-improvement products, many of which are the Company's own proprietary designs. The Company's products include distinctive lines of wall decor, desktop accessories, books and stationery, personalized gifts and awards. In addition, the Company sells other motivational products supplied by third parties. In-house designers create proprietary art work and designs that can be used in conjunction with a wide variety of products. The Company will also customize products to fulfill customers' special needs.

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

For the three and six months ended July 29, 2000 and July 31, 1999, net product sales for the various distribution channels, as a percentage of total net product sales, were as follows:

                                                Three Months Ended                         Six Months Ended
                                          --------------------------------         ---------------------------------
                                            July 29,           July 31,              July 29,           July 31,
                                              2000               1999                  2000               1999
                                          -------------      ------------          ------------      --------------
  Direct marketing - SUCCESSORIES              66.4%              56.9%                 68.0%             58.8%
  Direct marketing - Golf                       0.3%               3.9%                  0.4%              3.0%
  Retail Company-owned stores                  22.2%              27.3%                 20.8%             26.1%
  Wholesale distribution                        0.9%               1.9%                  1.0%              2.5%
  Sales to franchisees                         10.2%              10.0%                  9.8%              9.6%


The gross profit margins for direct marketing and retail vary due to differences in product mix and volume discounts taken by customers based on order size. The gross profit margin for wholesale distribution sales and sales to franchisees is lower than other channels since these sales are generally made at a significant discount from retail price.

RESULTS OF OPERATIONS

         The following table sets forth the results of operations for the three months and six months ended July 29, 2000 and July 31, 1999.

                                                               Three Months Ended                            Increase (Decrease)
                                                ---------------------------------------------------          -------------------
                                                   July 29, 2000               July 31, 1999
                                                ----------------               -------------
                                                Amount          %             Amount            %            Amount            %
                                                ------        -----           ------          -----          ------          -----
                                                            (Dollars in thousands)
     Net product sales                        $ 11,480         100.0         $ 11,609         100.0         $   (129)         (1.1)
     Cost of goods sold                          5,005          43.6            5,190          44.7             (185)         (3.6)
                                              --------         -----         --------         -----         --------
     Gross profit on product sales               6,475          56.4            6,419          55.3               56           0.9
     Contract framing, net income                  218           1.9               --            --              218         100.0
     Fees, royalties and other income              275           2.4              229           2.0               46          20.1
                                              --------         -----         --------         -----         --------
     Gross margin                                6,968          60.7            6,648          57.3              320           4.8
     Operating expenses                          6,896          60.1            7,087          61.0             (191)         (2.7)
                                              --------         -----         --------         -----         --------
     Income (loss) from operations                  72           0.6             (439)         (3.7)             511         116.4
     Interest and other expenses                   344           3.0              330           2.9               14           4.2
                                                 -----         -----         --------         -----         --------
     (Loss) income before income taxes            (272)         (2.4)            (769)         (6.6)             497          64.6
     Income tax expense                             --            --               --            --               --            --
                                              ---------        -----         --------         -----         --------
     Net (loss) income                        $   (272)         (2.4)        $   (769)         (6.6)        $    497          64.6
                                              =========        =====         ========         =====         ========


                                                          Six Months Ended                                   Increase (Decrease)
                                                -------------------------------------                        -------------------
                                                    July 29, 2000                July 31, 1999
                                                    -------------                -------------
                                                Amount           %            Amount            %           Amount              %
                                                ------         -----          ------          -----         ------            ----
                                                              (Dollars in thousands)
     Net product sales                        $ 23,799         100.0         $ 23,665         100.0         $    134           0.6
     Cost of goods sold                         10,362          43.5           10,452          44.2              (90)         (0.9)
                                              --------         -----         --------         -----         --------
     Gross profit on product sales              13,437          56.5           13,213          55.8              224           1.7
     Contract framing, net income                  218           0.9               --            --              218         100.0
     Fees, royalties and other income              490           2.0              384           1.6              106          27.6
                                              --------         -----         --------         -----         --------
     Gross margin                               14,145          59.4           13,597          57.4              548           4.0
     Operating expenses                         14,105          59.3           14,211          60.0             (106)         (0.7)
                                              --------         -----         --------         -----         --------
     Income (loss) from operations                  40           0.1             (614)         (2.6)             654         106.5
     Interest and other expenses                   673           2.8              712           3.0              (39)         (5.5)
                                              --------         -----         --------         -----         --------
     (Loss) income before income taxes            (633)         (2.7)          (1,326)         (5.6)             693          52.3
     Income tax expense                             --            --               --            --               --            --
                                              --------         -----         --------         -----         --------
     Net (loss) income                        $   (633)         (2.7)        $ (1,326)         (5.6)        $    693          52.3
                                              ========         =====         ========         =====         ========


THREE MONTHS ENDED JULY 29, 2000, COMPARED TO THREE MONTHS ENDED JULY 31, 1999

Net product sales were $11,480,000 for the three months ended July 29, 2000 (second quarter 2000), compared to $11,609,000 for the corresponding three months ended July 31, 1999 (second quarter 1999). The $129,000 or 1.1% decrease in sales was comprised of an increase of $1,020,000 or 15.4% in direct marketing - SUCCESSORIES, and $11,000 or 0.9% in sales to franchisees, offset by a decrease in retail Company-owned store sales of $621,000 or 19.6%, $421,000 or 92.9% in direct marketing - golf, and $118,000 or 53.9% in wholesale.

The 15.4% increase in direct marketing-SUCCESSORIES sales was attributable to continued refinement of the catalog circulation strategy and an increase in catalog page count in the current year. Internet sales, which are included in the direct marketing - SUCCESSORIES channel, were 15.9% of the direct marketing - domestic sales for the second quarter 2000. Customer interest in the website has steadily increased from the prior year and the Company believes the internet offers a significant marketing and sales opportunity. The overall decrease in retail Company-owned store sales was due to eight fewer stores in operation in the current year compared to the prior year. The comparable same store sales in retail Company-owned stores increased by 6.3% in the current year compared to the prior year. The increase in direct marketing - SUCCESSORIES, sales to franchisees and comparable same store sales for Company-owned retail stores is also the result of enhanced merchandising and new product introductions in the current year. The decrease in wholesale and direct marketing golf sales in the current year can be attributed to the planned reduction in the scope of these businesses.

Gross margin, as a percentage of net product sales, was 60.7% for the second quarter 2000 in comparison to 57.3% for the second quarter 1999. Gross margin increased in the current year to $6,968,000 from $6,648,000 in the prior year. The improvement in gross margin can be primarily attributed to net income from contract framing operations of $218,000. Contract framing, undertaken in earnest in the current year, consists of the framing of third party products on a fee basis. These operations not only contribute to the gross margin but also allow better utilization of personnel and facilities during the Company's seasonally slower production periods.

Operating expenses, as a percentage of net product sales, improved in the second quarter 2000 to 60.1% from 61.0% in the second quarter 1999, as a result of streamlining the operations. Operating expenses decreased in the current year to $6,896,000 from $7,087,000 in the prior year as a result of eight fewer stores in operation and a reduction in the scope of business in the wholesale and direct marketing - golf channel, offset by an increase in expenses in the direct marketing - SUCCESSORIES channel related to additional catalog advertising and investment in the internet.

Interest expense was $274,000 for the second quarter 2000, compared to $333,000 for the second quarter 1999. Included in interest expense is the amortization of the debt discount which is a non-cash expense. This non-cash interest expense amounted to $78,000 and $72,000 for the second quarter 2000 and 1999, respectively.

The net loss of $272,000 for the second quarter 2000 was less than the net loss of $769,000 for the second quarter 1999, which represents a 64.6% improvement. As a percentage of net product sales, the net loss decreased to 2.4% in the current year, as compared to a net loss of 6.6% in the prior year. The improvement in net loss is primarily the result of an increase in the gross margin and a reduction in operating expenses, through better management of the business.

SIX MONTHS ENDED JULY 29, 2000, COMPARED TO SIX MONTHS ENDED JULY 31, 1999

Net product sales were $23,799,000 for the six months ended July 29, 2000, compared to $23,665,000 for the corresponding six months ended July 31, 1999. The $134,000, or 0.6% increase in sales is comprised of an increase of $2,260,000 or 16.2% in direct marketing - SUCCESSORIES, and $71,000 or 3.1% in sales to franchisees, offset by a decrease of $1,217,000 or 19.7% in retail Company-owned stores sales, $626,000 or 88.2% in direct marketing - golf, and $354,000 or 59.8% in wholesale. The overall decrease in retail Company-owned store sales was due to eight fewer stores in operation in the current year compared to the prior year. The comparable same store sales in retail Company-owned stores increased 6.8% in the current year. The increase in sales in direct marketing - SUCCESSORIES, sales to franchisees and comparable same store sales is because of the continued positive impact of the refined catalog circulation strategy and enhanced product offering, in the current year.

Gross margin, as a percentage of net product sales, was 59.4% for the six months ended July 29, 2000, compared to 57.4% for the corresponding six months ended July 31, 1999. The increase in gross margin can be primarily attributed to the improvement in gross profit as a percentage of net sales by 1.1% and net income from contract framing operations in the second quarter 2000. The improvement in gross profit is the result of a change in the net product sales mix amongst the various channels, which have different gross profits, in the current year compared to the prior year. As a result, gross margin increased in the current year to $14,145,000 from $13,597,000 in the prior year.

Operating expenses decreased for the six months ended July 29, 2000 to $14,105,000 from $14,211,000 for the six months ended July 31, 1999.
Operating expenses, as a percentage of net product sales, was 59.3% in the current year compared to 60.0% in the prior year, as a result of streamlining the operations. The decrease in operating expenses is the result of eight fewer stores in operation and a reduction in the scope of business in the wholesale and direct marketing - golf channel, offset by an increase in expenses in the direct marketing - SUCCESSORIES channel related to additional catalog advertising and investment in the internet.

Interest expense was $558,000 for the six months ended July 29, 2000, compared to $696,000 for the six months ended July 31, 1999. Included in interest expense is the amortization of the debt discount which is a non-cash expense. This non-cash interest expense amounted to $150,000 and $114,000 for the six months ended July 29, 2000 and July 31, 1999, respectively.

The net loss of $633,000 for the six months ended July 29, 2000 was less than the net loss of $1,326,000 for the six months ended July 31, 1999. As a percentage of net product sales, the net loss decreased to 2.7% for the six months ended July 29, 2000, as compared to a net loss of 5.6% for the six months ended July 31, 1999. The improvement in net loss is primarily the result of improvement in gross margin and operating expenses, through better management of the business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit loan, to fund its cash requirements.

Operating activities provided cash of $754,000 for the six months ended July 29, 2000, compared to $465,000 for the six months ended July 31, 1999. The improvement in cash flows from operating activities in the current year can be primarily attributed to a decrease in the net loss and a change in prepaid advertising, offset by changes in accounts receivable and inventory. In the prior year, cash flow from operating activities was primarily provided by a reduction in accounts receivable and inventory as a result of improvement in collection of receivables and management's planned efforts to reduce excess inventory levels from the fiscal year ended January 30, 1999.

Investing activities used cash of $109,000 for the six months ended July 29, 2000, compared to $329,000 for the six months ended July 31, 1999. The principal use of cash in investing activities is capital expenditures. In the current year, the Company expended funds primarily for upgrade and additional purchases of computer and machinery equipment. And in the prior year, the Company expended funds to open a new Company-owned store and upgrade its equipment to address the year 2000 compliance needs. The Company's credit facility limits capital expenditures to $1 million for the fiscal year.

Financing activities used cash of $961,000 for the six months ended July 29, 2000, compared to $811,000 for the six months ended July 31, 1999. Scheduled debt repayments on the term note and net repayments on the revolving credit loan were the principal uses of cash. Proceeds from net borrowings on the revolving credit loan were the principal source of cash. In addition, in the prior year the Company received $1,220,000 in proceeds from the sale of convertible preferred stock. Pursuant to the terms of the bank credit agreement, $1,000,000 of the proceeds from the sale of preferred stock were used to make a prepayment on the scheduled repayments on the term loan for the fiscal year.

On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"). Per the agreement, as amended most recently on August 28, 2000, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000 and for each succeeding July 1 through December 31. The maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 57% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. In addition, from August 2000 through February 2001, the borrowing base is further reduced by $1,500,000 ("Holdback") and in February 2001 shall be released if the amount of Holdback is applied to the scheduled payments of principal on the term loan for the remainder of 2001. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. The interest rate on the term loan was 10.75% and the interest rate on the revolving credit loan was 10.25% at July 29, 2000. The term loan is payable in quarterly installments of $312,500 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. As of July 29, 2000, available borrowings on the revolving credit loan were $3,247,000. In July 1997, the agreement for the credit facility was amended to include an additional $500,000 fixed rate loan. The loan bears interest at 12% and is due in June 2003.

The credit facility also contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends and use of proceeds from certain equity offerings. At July 29, 2000, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs, fund debt service and make anticipated capital expenditures.

The Company is currently pursuing a possible equity infusion from a rights offering to its existing shareholders, announced in July 2000, to sell additional shares of its common stock. The proceeds expected from the offering range from a minimum of $3,000,000 to a maximum of $5,000,000. The offering has an expiration date of September 30, 2000, which may be extended by the Company to a date no later than October 31, 2000. The Company expects to use the net proceeds from the offering to pay down a portion of the outstanding term loan and revolving credit loan, and the remaining funds would be used for working capital. Currently, there is no assurance that the Company will in fact close the rights offering. The equity infusion would reduce the Company's debt and correlated interest expense, increase the working capital available for investing in the growth of the business and improve the overall debt to equity positioning of the Company.

SEASONALITY

The Company generally experiences peak sales in the fourth quarter of its fiscal year (November through January) due to the holiday season. The effects of seasonality are greater in the Company's retail operations than the other segments of its business. Most operating expenses are incurred evenly throughout the year, although some selling and administrative expenses are variable depending on sales, and direct marketing catalog advertising expenses as a percentage of sales are higher in the first calendar quarter. The Company's quarterly operating results may also vary depending upon such factors as converting Company-owned stores to franchise stores, catalog mailings, and the timing of new product introductions and promotions by the Company. The Company's cash requirements generally reach a seasonal peak in the second half of the year to finance increased inventory levels needed to meet third and fourth quarter sales demand.

INFLATION

The Company does not believe that inflation has had a material impact on its operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements which the Company believes are within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the management team, management's long-term performance goals, proceeds from additional equity infusion, plans to divest the Company's golf catalog business and convert retail locations to franchised stores, programs to reduce the Company's costs and enhance asset utilization, the Company's generation of funds sufficient to meet its current operating needs and to fund anticipated capital expenditures, realization of deferred tax assets, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with adverse changes in interest rate and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company uses both fixed and variable rate debt, as described in Note 4 of the Notes to Consolidated Financial Statements. Principal exposed to interest rate risk is limited to $6,274,000 in variable rate debt. The impact of a 1% change in interest rates on the variable rate debt is approximately $63,000. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada and net product sales from customers outside North America. The Company's exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on July 25, 2000, and the following matters were voted on at the meeting:

1. The election of the following directors, who will serve for the terms indicated or until their successors are elected and qualified:

         Class I - Term Expiring in Year 2002


         Director                           For                        Abstain
         Howard I. Bernstein                7,615,531                  26,408
         Lawrence A. Hodges                 7,614,070                  27,869

         Class II - Term Expiring in Year 2003


         Director                           For                        Abstain
         Leslie Nathanson Juris             7,614,070                  27,869
         R. Scott Morrison, Jr.             7,615,681                  26,258

         Class III - Term Expiring in Year 2001


         Director                           For                        Abstain
         Jack Miller                        7,616,731                  25,208

         Continuing Directors - Arnold M. Anderson and Gary J. Rovansek (term expires in 2001)


2. The ratification of the appointment of Crowe, Chizek and Company, LLP as independent accountants for the fiscal year ending February 3, 2001, was approved by the following vote: For, 7,592,224; Against, 26,195;
         and Abstain 23,520.

3. The transaction of other business that may have properly come before the annual shareholders meeting was approved by the following vote:
         For, 7,121,772; Against, 381,954; and Abstain, 138,213.

ITEM 5.  OTHER INFORMATION

On July 14, 2000 a Form S-3 reporting a rights offering by the Company was filed, and subsequently an amendment to the Form S-3 was filed on August 28, 2000. The Form S-3 relates to the Company's rights offering to common and preferred shareholders of record on August 4, 2000, to sell a minimum of 1,500,000 and a maximum of 2,500,000 shares of the Company's common stock. The purchase price per share of common stock is $2.00. The offering has an expiration date of September 30, 2000, which may be extended by the Company to a date no later than October 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      See Index to Exhibits immediately following the Signatures page.

(b) No reports on Form 8-K have been filed during the three months ended July 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SUCCESSORIES, INC.
                                     (Registrant)

Date:      September 8, 2000         By:   /s/ Gary J. Rovansek
                                           --------------------
                                           Gary J. Rovansek
                                           President, Chief Executive Officer,
                                           Chief Operating Officer and Director
                                           (Principal Executive Officer)

Date:      September 8, 2000         By:   /s/ John C. Carroll
                                           -------------------
                                           John C. Carroll
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
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

10.19 Preferred Stock Purchase Agreement, dated as of May 28, 1999, by and among the Company and the investors (16)

10.20 Registration Rights Agreement, dated as of May 28, 1999, by and among the Company and the investors (16)

10.21             Preferred Stock Purchase Agreement, dated as of October 18,
                  1999, by and among the Company and the investors (19)

10.22 Registration Rights Agreement, dated as of October 18, 1999, by and among the Company and the investors (19)

10.23             Fifth Amendment to Credit Agreement between the Company and
                  The Provident Bank dated as of April 6, 2000 (22)

21.1              Subsidiaries of the Registrant (4)

27.1              Financial Data Schedule (filed herewith)


--------------------------------------
* Denotes management contract, or compensatory plan or arrangement required to be filed as an exhibit.

-----------------------------


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

(22) Previously filed with the Company's Form 10-Q Report for the Quarter ended April 29, 2000, and incorporated herein by reference.
