Form 10-Q
period 2000-10-28
SUCCESSORIES INC
filed 2000-12-08
CIK 911323

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended October 28, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-22834

SUCCESSORIES, INC.
(Exact name of registrant as specified in its charter)

ILLINOIS	36-3760230
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2520 Diehl Road Aurora, Illinois (Address of principal executive offices)	60504 (Zip Code)

(630) 820-7200
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Registrant had 9,146,518 shares of common stock, $.01 par value, outstanding as of December 1, 2000.

SUCCESSORIES, INC.
INDEX TO FORM 10-Q

		Page Number
PART I.	FINANCIAL INFORMATION
	Item 1. Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statement of Stockholders' Equity	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
PART II.	OTHER INFORMATION
	Item 1. Legal Proceedings	20
	Item 6. Exhibits and Reports on Form 8-K	20
SIGNATURES		21
INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION
SUCCESSORIES, INC.
Consolidated Balance Sheets

	October 28, 2000 (unaudited)	January 29, 2000
ASSETS
Current assets:
Cash and cash equivalents	$967,000	$1,239,000
Accounts and notes receivable, net of allowance of $483,000 and $549,000, respectively	4,690,000	3,430,000
Inventories, net	8,232,000	7,998,000
Prepaid catalog expenses	1,770,000	1,539,000
Other prepaid expenses	200,000	130,000

Total current assets	15,859,000	14,336,000
Property and equipment, net	6,573,000	7,933,000
Notes receivable	279,000	295,000
Deferred financing costs, net	237,000	303,000
Deferred income taxes	5,199,000	5,199,000
Intangibles and other assets, net	1,656,000	1,683,000

TOTAL ASSETS	$29,803,000	$29,749,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$875,000	$3,250,000
Accounts payable	2,995,000	3,789,000
Accrued expenses	2,334,000	1,746,000

Total current liabilities	6,204,000	8,785,000
Long-term debt, net of current portion	2,378,000	3,374,000

Total liabilities	8,582,000	12,159,000

Minority interest in subsidiaries	—	47,000

Stockholders' equity:
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 503,092 of Series A and 101,667 of Series B shares issued and outstanding	6,000	6,000
Common stock, $.01 par value; 20,000,000 shares authorized; 9,060,224 and 6,933,213 shares issued and outstanding respectively	89,000	69,000
Common stock warrants	2,324,000	2,291,000
Notes receivable from stockholders	(164,000)	(165,000)
Additional paid-in capital	33,057,000	28,969,000
Accumulated deficit	(14,029,000)	(13,563,000)
Accumulated other comprehensive loss	(62,000)	(64,000)

Total stockholders' equity	21,221,000	17,543,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,803,000	$29,749,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
Net product sales	$12,781,000	$12,025,000	$36,580,000	$35,690,000
Cost of goods sold	6,291,000	5,692,000	16,653,000	16,144,000

Gross profit on product sales	6,490,000	6,333,000	19,927,000	19,546,000
Contract framing, net income	88,000	—	306,000	—
Fees, royalties and other income	343,000	283,000	833,000	667,000

Gross margin	6,921,000	6,616,000	21,066,000	20,213,000
Operating expenses	6,113,000	6,556,000	20,218,000	20,767,000

Income (loss) from operations	808,000	60,000	848,000	(554,000)

Other income (expense):
Interest expense	(442,000)	(419,000)	(1,000,000)	(1,115,000)
Minority interests in subsidiaries	(51,000)	(40,000)	(161,000)	(103,000)
Interest income	7,000	21,000	19,000	49,000
Other, net	10,000	(14,000)	(7,000)	5,000

Total other expense	(476,000)	(452,000)	(1,149,000)	(1,164,000)

Income (loss) before income tax	332,000	(392,000)	(301,000)	(1,718,000)
Income tax	—	—	—	—

Net income (loss)	332,000	(392,000)	(301,000)	(1,718,000)

Dividend to preferred shareholder	55,000	24,000	165,000	32,000

Income (loss) available to common stockholders	$277,000	$(416,000)	$(466,000)	$(1,750,000)

Foreign currency translation adjustment	$3,000	$1,000	$2,000	$1,000

Comprehensive income (loss)	$335,000	$(391,000)	$(299,000)	$(1,717,000)

Income/(loss) per share:
Basic and diluted	$0.04	$(0.06)	$(0.06)	$(0.25)

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.
Consolidated Statement Of Stockholders' Equity
(Unaudited)

	Preferred Stock		Common Stock
					Common Stock Warrants	Notes Receivable From Stockholders	Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at January 29, 2000	604,759	$6,000	6,933,213	$69,000	$2,291,000	$(165,000)	$28,969,000	$(13,563,000)
Net loss	—	—	—	—	—	—	—	(301,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Payments received against officers' notes receivable	—	—	—	—	—	1,000	—	—
Stock warrants revaluation	—	—	—	—	33,000	—	—	—
Common stock transactions: Sales of common shares	—	—	2,127,011	20,000	—	—	4,088,000	—
Preferred stock transactions: Preferred stock dividends	—	—	—	—	—	—	—	(165,000)

Balance at October 28, 2000	604,759	$6,000	9,060,224	$89,000	$2,324,000	$(164,000)	$33,057,000	$(14,029,000)

	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 29, 2000	$(64,000)	$17,543,000
Net loss	—	(301,000)
Foreign currency translation adjustment	2,000	2,000
Payments received against officers' notes receivable	—	1,000
Stock warrants revaluation	—	33,000
Common stock transactions: Sales of common shares	—	4,108,000
Preferred stock transactions: Preferred stock dividends	—	(165,000)

Balance at October 28, 2000	$(62,000)	$21,221,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 28, 2000	October 30, 1999
Cash flows from operating activities:
Net loss	$(301,000)	$(1,718,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,145,000	2,231,000
Amortization of debt discount	423,000	186,000
Minority interests in subsidiaries	161,000	103,000

	2,428,000	802,000
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,321,000)	(697,000)
Inventories	(234,000)	278,000
Prepaid catalog expenses	(231,000)	(472,000)
Other prepaid expenses	(70,000)	(131,000)
Accounts payable	(794,000)	(416,000)
Accrued expenses	538,000	50,000
Intangibles and other assets	(354,000)	(345,000)

Net cash used by operating activities	(38,000)	(931,000)

Cash flows from investing activities:
Proceeds from notes receivable issued in connection with sale of property and equipment	77,000	59,000
Proceeds from sale of property and equipment	—	4,000
Purchases of property and equipment	(293,000)	(498,000)

Net cash used in investing activities	(216,000)	(435,000)

Cash flows from financing activities:
Proceeds from sales of common stock, net	3,993,000	40,000
Proceeds from sale of preferred stock	—	2,745,000
Proceeds from notes receivable issued to stockholders	1,000	58,000
Net repayments on revolving credit loan	(1,886,000)	(446,000)
Repayments of long-term debt	(1,875,000)	(1,441,000)
Payment of minority interests in subsidiaries	(251,000)	(208,000)

Net cash (used in) provided by financing activities	(18,000)	748,000

Net decrease in cash	(272,000)	(618,000)
Cash and cash equivalents, beginning of period	1,239,000	1,615,000

Cash and cash equivalents, end of period	$967,000	$997,000

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

    The Company's fiscal year ends on the Saturday closest to January 31. References to the three and nine months ended October 28, 2000 and October 30, 1999, refer to the thirteen and thirty-nine weeks ended on the dates indicated.

    The results of operations for the nine months ended October 28, 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

NOTE 3. INVENTORIES

    Inventories are comprised of the following:

	October 28, 2000	January 29, 2000
Finished goods	$5,886,000	$5,835,000
Raw materials	2,703,000	2,487,000

	8,589,000	8,332,000
Less: reserve for obsolescence	(357,000)	(324,000)

	$8,232,000	$7,998,000

NOTE 4. DEBT

    Debt consists of the following:

	October 28, 2000	January 29, 2000
Bank borrowings:
Term loan, net of unamortized debt discount of $449,000 and $782,000	$2,641,000	$4,133,000
Revolving credit loan	233,000	2,119,000
Fixed rate loan, net of unamortized debt discount of $143,000 and $200,000	357,000	300,000
Capital lease obligations	22,000	72,000

	3,253,000	6,624,000
Less: current portion	(875,000)	(3,250,000)

Long-term debt	$2,378,000	$3,374,000

    On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"). Per the agreement, as amended most recently on August 28, 2000, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000, and for each succeeding July 1 through December 31. The maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 57% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. In addition, from August 2000 through February 2001, the borrowing base is further reduced by $1,500,000 ("Holdback") and in February 2001 shall be released if the amount of Holdback is applied to the scheduled payments of principal of the term loan for the remainder of 2001. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. The interest rate on the term loan was 10.75% and the interest rate on the revolving credit loan was 10.25% at October 28, 2000. The term loan is payable in quarterly installments of $312,500 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. As of October 28, 2000, available borrowings on the revolving credit loan were $4,267,000. On June 20, 1997, warrants to purchase 150,000 shares of the Company's common stock were issued to the Bank as part of this agreement. Initially these warrants had exercise prices ranging from $6.19 to $9.73 and expiration dates in June 2001; however, the exercise prices were subsequently adjusted to $2.00 and the expiration dates were extended to June 2005.

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

    During the quarter-ended October 28, 2000, pursuant to the terms of the Bank credit agreement, $3,956,000 of the net proceeds from the common stock offering were used to make a prepayment on the term loan in the amount of $375,000 and the remaining funds were used to pay-down the revolver. For further information on the common stock offering by the Company, see Note 5.

    The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends and use of proceeds from certain equity offerings. At October 28, 2000, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

    The stock warrants issued in conjunction with the credit facility and certain other financing transactions were assigned a fair value using the Black-Scholes option pricing model. The fair value of the warrants have been reflected as a discount on the debt and are being amortized as interest expense over the terms of the related debt. Interest expense related to these warrants amounted to $423,000 and $186,000 for the nine months ended October 28, 2000 and October 30, 1999, respectively.

    The weighted average interest rates on cash interest expense for borrowings outstanding as of October 28, 2000 and October 30, 1999 were 10.7% and 10.9%, respectively.

NOTE 5. COMMON STOCK

    On October 3, 2000 the Company issued approximately 2,041,581 shares of common stock to its existing stockholders at a price of $2.00 per share, pursuant to the rights offering as described in form S-3 filed with the Securities and Exchange Commission on August 23, 2000. The net proceeds of the offering were $3,956,000. The Company used the net proceeds from the offering to make a prepayment on the term loan in the amount of $375,000 and the remaining funds were used to pay-down the revolver.

    The above noted offering includes proceeds from the sale of common stock to the Company's Chairman of the Board of Directors, directors and executive officers, in an aggregate amount of $3,544,000.

NOTE 6. INCOME TAXES

    Realization of the net deferred tax asset is largely dependent upon the Company generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. However, the amount of such realization could be reduced in the near term if estimates of future taxable income during the carryforward period are changed. To the extent the net operating loss carryforwards and existing deductible temporary differences are not offset by the existing taxable temporary differences reversing within the carryforward period, the remaining loss carryforwards are expected to be realized by achieving future profitable operations. Although the Company has incurred a net loss in the past two years and has an accumulated deficit of $14,029,000 as of October 28, 2000 and realization of the net deferred tax asset is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized.

NOTE 7. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosures to the statements of cash flows are as follows:

	Nine Months Ended
	October 28, 2000	October 30, 1999
Cash paid during the period for:
Income taxes	$27,000	$11,000
Interest	577,000	918,000
Non-Cash investing and financing activities:
Preferred stock dividends paid in common stock issuance	$115,000	$—
Revaluation of stock warrants	33,000	503,000

NOTE 8. INCOME/(LOSS) PER SHARE

    The computations of basic and diluted income/(loss) per share were as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
Numerator for basic and diluted income/(loss) per share:
Net income/(loss)	$332,000	$(392,000)	$(301,000)	$(1,718,000)
Less: Preferred stock dividends	55,000	24,000	165,000	32,000

Numerator for basic income/(loss) per share	$277,000	$(416,000)	$(466,000)	$(1,750,000)

Effect of dilutive securities:
Preferred stock dividends	55,000	— *	— *	— *

Numerator for diluted income/(loss) per share	332,000	(416,000)	(466,000)	(1,750,000)

Denominator for basic and diluted income/(loss) per share:
Denominator for basic income(loss) per share — weighted average common stock shares	7,577,000	6,930,000	7,658,000	6,927,000

Effect of dilutive securities:
Convertible preferred stock	1,149,000	— *	— *	— *

Denominator for diluted income/(loss) per share — weighted average common stock shares after assumed conversions	8,726,000	6,930,000	7,658,000	6,927,000

Income/(loss) per share:
Basic income/(loss) per share	$0.04	$(0.06)	$(0.06)	$(0.25)

Diluted income/(loss) per share	$0.04	$(0.06)	$(0.06)	$(0.25)

*
The diluted income/(loss) per share did not assume the conversion of applicable stock options and warrants nor the conversion of preferred stock, due to their antidilutive effect on the income/(loss) per share.

    Stock options and warrants outstanding for the three month period-ended October 28, 2000 were not included in the computation of the diluted income/(loss) per share, as the options and warrants exercise price was greater than the average market price of the common stock.

NOTE 9. SEGMENT AND RELATED INFORMATION

    The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim financial reports issued to shareholders.

    The Company's reportable segments are the various distribution channels used to market its products. The Company's products have similar purposes and uses in each channel of distribution, but profitability varies among the channels. The Company considers itself a single line of business with products that are marketed through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores), wholesale and sales to franchisees. The Company has five reportable segments—Direct Marketing—Successories, Direct Marketing—Golf, Retail Company-owned stores, Wholesale and Sales to Franchisees.

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

	Net Sales	Segment Profit (Loss)	Total Assets	Capital Expenditures	Depreciation and Amortization

Three Months Ended October 28, 2000:
Direct Marketing Successories	$7,877,000	$1,652,000	$3,522,000	$—	$72,000
Direct Marketing Golf	11,000	17,000	262,000	—	—
Retail Company-owned stores	2,298,000	(153,000)	3,903,000	6,000	169,000
Wholesale	99,000	81,000	20,000	—	—
Sales to Franchisees	2,496,000	695,000	2,741,000	—	8,000
Other	—	(1,960,000)	19,355,000	113,000	521,000

CONSOLIDATED	$12,781,000	$332,000	$29,803,000	$119,000	$770,000

Three Months Ended October 30, 1999:
Direct Marketing Successories	$6,426,000	$1,588,000	$4,443,000	$—	$60,000
Direct Marketing Golf	246,000	2,000	722,000	—	—
Retail Company-owned stores	2,787,000	(252,000)	5,401,000	5,000	341,000
Wholesale	183,000	(286,000)	428,000	—	—
Sales to Franchisees	2,383,000	614,000	1,091,000	—	4,000
Other	—	(2,058,000)	21,861,000	120,000	534,000

CONSOLIDATED	$12,025,000	$(392,000)	$33,946,000	$125,000	$939,000

Nine Months Ended October 28, 2000:
Direct Marketing Successories	$24,061,000	$3,893,000	$3,522,000	$—	$216,000
Direct Marketing Golf	96,000	59,000	262,000	—	—
Retail Company-owned stores	7,249,000	36,000	3,903,000	8,000	540,000
Wholesale	338,000	135,000	20,000	—	—
Sales to Franchisees	4,836,000	1,131,000	2,741,000	—	23,000
Other	—	(5,555,000)	19,355,000	285,000	1,366,000

CONSOLIDATED	$36,580,000	$(301,000)	$29,803,000	$293,000	$2,145,000

Nine Months Ended October 30, 1999:
Direct Marketing Successories	$20,352,000	$3,678,000	$4,443,000	$—	$179,000
Direct Marketing Golf	956,000	106,000	722,000	—	—
Retail Company-owned stores	8,955,000	(504,000)	5,401,000	120,000	727,000
Wholesale	775,000	(341,000)	428,000	—	—
Sales to Franchisees	4,652,000	1,123,000	1,091,000	—	14,000
Other	—	(5,780,000)	21,861,000	378,000	1,311,000

CONSOLIDATED	$35,690,000	$(1,718,000)	$33,946,000	$498,000	$2,231,000

    The Company utilizes its facilities and the majority of its assets interchangeably among each distribution channel. Assets that relate specifically to a reportable segment have been included in the above table. Assets identified to the reportable segments are primarily cash, receivables, inventory, prepaid catalog expenses, property and equipment, and intangibles.

    The following table presents the details for "Other":

	Three Months Ended		Nine Months Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
Other expense (income):
Contract framing, net income	$(88,000)	$—	$(306,000)	$—
Corporate expenses	1,051,000	1,072,000	3,346,000	3,305,000
Unallocated depreciation and amortization expense	521,000	534,000	1,366,000	1,311,000
Other expenses	476,000	452,000	1,149,000	1,164,000

	$1,960,000	$2,058,000	$5,555,000	$5,780,000

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

    The Company's products include distinctive lines of wall decor, desktop accessories, books and stationery, personalized gifts and awards. In addition, the Company sells other motivational products supplied by third parties. At October 28, 2000 and October 30, 1999, sales by product categories comprised of approximately 47% and 48% wall decor, 21% and 19% desktop accessories, 17% and 18% books and stationery, 13% and 12% personalized gifts and awards, and 2% and 3% other products, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

NOTE 11. NEW ACCOUNTING PRONOUNCEMENT

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter referred to as Statement) which will be applicable to the Company beginning on February 4, 2001. Under this Statement, all derivative instruments will be recorded at their fair values. If the derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item will be included in current earnings. Fair value adjustments related to cash flow hedges will be recorded in other comprehensive income and reclassified to earnings when hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income currently. The Company does not expect this Statement will have a significant impact on its financial statements since it currently does not use derivative instruments in its business.

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

    For the three and nine months ended October 28, 2000 and October 30, 1999, net product sales for the various distribution channels, as a percentage of total net product sales, were as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
Direct marketing—Successories	61.6%	53.5%	65.8%	57.0%
Direct marketing—Golf	0.1%	2.0%	0.3%	2.7%
Retail Company-owned stores	18.0%	23.2%	19.8%	25.1%
Wholesale distribution	0.8%	1.5%	0.9%	2.2%
Sales to franchisees	19.5%	19.8%	13.2%	13.0%

    The gross profit margins for direct marketing and retail vary due to differences in product mix and volume discounts taken by customers based on order size. The gross profit margin for wholesale distribution sales and sales to franchisees is lower than the other channels since these sales are generally made at a significant discount from retail price.

RESULTS OF OPERATIONS

    The following table sets forth the results of operations for the three months and nine months ended October 28, 2000 and October 30, 1999.

	Three Months Ended				Increase (Decrease)
	October 28, 2000		October 30, 1999
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Net product sales	$12,781	100.0	$12,025	100.0	$756	6.3
Cost of goods sold	6,291	49.2	5,692	47.3	599	10.5

Gross profit on product sales	6,490	50.8	6,333	52.7	157	2.5
Contract framing, net income	88	0.7	—	—	88	100.0
Fees, royalties and other income	343	2.7	283	2.3	60	21.2

Gross margin	6,921	54.2	6,616	55.0	305	4.6
Operating expenses	6,113	47.8	6,556	54.5	(443)	(6.8)

Income from operations	808	6.4	60	0.5	748	1246.7
Interest and other expenses	476	3.7	452	3.8	24	5.3

Income (loss) before income taxes	332	2.7	(392)	(3.3)	724	184.7
Income tax expense	—	—	—	—	—	—

Net income (loss)	$332	2.7	$(392)	(3.3)	$724	184.7

	Nine Months Ended				Increase (Decrease)
	October 28, 2000		October 30, 1999
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Net product sales	$36,580	100.0	$35,690	100.0	$890	2.5
Cost of goods sold	16,653	45.5	16,144	45.2	509	3.2

Gross profit on product sales	19,927	54.5	19,546	54.8	381	1.9
Contract framing, net income	306	0.8	—	—	306	100.0
Fees, royalties and other income	833	2.3	667	1.8	166	24.9

Gross margin	21,066	57.6	20,213	56.6	853	4.2
Operating expenses	20,218	55.3	20,767	58.2	(549)	(2.6)

Income (loss) from operations	848	2.3	(554)	(1.6)	1,402	253.1
Interest and other expenses	1,149	3.1	1,164	3.2	(15)	(1.3)

(Loss) before income taxes	(301)	(0.8)	(1,718)	(4.8)	1,417	82.5
Income tax expense	—	—	—	—	—	—

Net (loss)	$(301)	(0.8)	$(1,718)	(4.8)	$1,417	82.5

Three Months Ended October 28, 2000, Compared To Three Months Ended October 30, 1999

    Net product sales were $12,781,000 for the three months ended October 28, 2000 (third quarter 2000), compared to $12,025,000 for the corresponding three months ended October 30, 1999 (third quarter 1999). The $756,000 or 6.3% increase in sales was comprised of $1,451,000 or 22.6% in direct marketing-Successories, $113,000 or 4.8% in sales to franchisees and $124,000 or 6.2% in comparable retail Company-owned store sales, offset by a decrease of $613,000 or 77.3% in non-comparable retail Company-owned store sales, $235,000 or 95.5% in direct marketing—golf and $84,000 or 45.9% in wholesale sales.

    The 22.6% increase in direct marketing-Successories sales was attributable to the continued refinement of the catalog circulation strategy and an increase in page count in the current year. Internet sales which are included in the direct marketing-Successories channel were 17.3% of the direct marketing-domestic sales for the third quarter 2000. Customer interest in the website has steadily increased from the prior year and the Company believes the internet offers a significant marketing and sales opportunity. The increase in sales to franchisees can be primarily attributed to planned early fulfillment of holiday orders in the third quarter versus the fourth quarter in 2000, in comparison to 1999. The 6.2% increase in comparable same store sales for the Company-owned retail stores reflects a continued improvement in store operations management. In addition, enhanced merchandising and new product introductions in the current year third quarter 2000 also attributed to the increase in net product sales in the above noted channels. The non-comparable retail Company-owned store sales declined due to eight fewer stores in operation in the current year. The decrease in direct marketing golf and wholesale sales in the current year third quarter 2000 can be attributed to the discontinuation of the golf catalog and the planned reduction in the scope of wholesale business.

    Gross margin increased in the third quarter 2000 to $6,921,000 from $6,616,000 in the third quarter 1999. The improvement in gross margin can be primarily attributed to the increase in net product sales, contract framing net income, and an increase in list rental income. Gross margin, as a percentage of net product sales, was 54.2% for the third quarter 2000 in comparison to 55.0% in the third quarter 1999. The slight decline in the gross margin percentage is the result of additional clearance merchandise related promotional activity in the current year third quarter 2000.

    Operating expenses, as a percentage of net product sales, improved in the third quarter 2000 to 47.8% from 54.5% in the third quarter 1999, as a result of streamlining the operations. Operating expenses decreased in the third quarter 2000 to $6,113,000 from $6,556,000 in the third quarter 1999 as a result of fewer stores in operation, a reduction in the scope of wholesale business, discontinuation of direct marketing-golf catalog, offset by an increase in expenses in the direct marketing-Successories channel related to additional catalog advertising and investment in the internet. Overall operating expenses decreased in dollars and as a percentage of net product sales, even though, net product sales increased in the third quarter 2000 in comparison to the third quarter 1999.

    Interest expense was $442,000 for the third quarter 2000, compared to $419,000 for the third quarter 1999. Included in interest expense is a non-cash expense for the amortization of the debt discount associated with the stock warrants issued in conjunction with the bank credit agreement. The non-cash interest expense increased to $273,000 in the third quarter 2000 from $72,000 in the third quarter 1999, as a result of the acceleration of debt discount amortization due to the pre-payment of certain bank debt using the proceeds from the recent common stock offering. Cash interest expense declined in the third quarter 2000 in comparison to the third quarter 1999 by $178,000, due to a decrease in outstanding debt balance.

    The net income for the third quarter 2000 was $332,000 in comparison to a net loss of $392,000 in the third quarter 1999, which represents a 184.7% improvement. The significant improvement in the operating results is primarily the result of the increase in net product sales and correlated gross margin, and the reduction in the operating expenses through better management of the business.

Nine Months Ended October 28, 2000, Compared to Nine Months Ended October 30, 1999

    Net product sales were $36,580,000 for the nine months ended October 28, 2000 (current year), compared to $35,690,000 for the corresponding nine months ended October 30, 1999 (prior year). The $890,000 or 2.5% increase in sales is comprised of an increase of $3,709,000 or 18.2% in direct marketing-Successories, $184,000 or 3.9% in sales to franchisees, and $410,000 or 6.6% in comparable retail Company-owned store sales, offset by a decrease of $2,116,000 or 77.4% in non-comparable retail

Company-owned stores sales, $860,000 or 89.9% in direct marketing-golf, and $437,000 or 56.4% in wholesale sales.

    Gross margin increased in the current year to $21,066,000 from $20,213,000 in the prior year. The increase in gross margin can be primarily attributed to the increase in net product sales, net income from contract framing operations, and an increase in licensing and list rental income. Contract framing, undertaken in earnest in the current year, consists of the framing of third party products on a fee basis. These operations not only contribute to the gross margin but also allow better utilization of personnel and facilities during the Company's seasonally slower production periods. Gross margin, as a percentage of net product sales, was 57.6% for the nine months ended October 28, 2000 compared to 56.6% for the corresponding nine months ended October 30, 1999.

    Operating expenses decreased for the nine months ended October 28, 2000 to $20,218,000 from $20,767,000 for the nine months ended October 30, 1999. Operating expenses, as a percentage of net product sales, was 55.3% in the current year compared to 58.2% in the prior year. The decrease in operating expenses is the result of eight fewer stores in operation, reduction in the scope of wholesale business and discontinuation of direct marketing-golf catalog, offset by an increase in expenses in the direct marketing-Successories channel related to additional catalog advertising and investment in the internet. Overall operating expenses decreased in dollars and as a percentage of net product sales, even though, net product sales increased in the current year in comparison to the prior year.

    Interest expense was $1,000,000 for the nine months ended October 28, 2000, compared to $1,115,000 for the nine months ended October 30, 1999. Included in interest expense is the amortization of the debt discount which is a non-cash expense. The non-cash interest expense amounted to $423,000 and $186,000 for the nine months ended October 28, 2000 and October 30, 1999, respectively. The increase in the non-cash interest expense can be attributed to the acceleration of the debt discount amortization in the third quarter of the current year. The cash interest expense decreased by $341,000 in the current year due to lower outstanding debt balance and interest rates, in comparison to the prior year.

    The net loss of $301,000 for the nine months ended October 28, 2000 was less than the net loss of $1,718,000 for the nine months ended October 30, 1999. As a percentage of net product sales, the net loss decreased to 0.8% for the nine months ended October 28, 2000 as compared to a net loss of 4.8% for the nine months ended October 30,1999. The significant improvement in net loss is primarily the result of an increase in net product sales and correlated gross margin, contract framing net income and reduction in the operating expenses through better management of the business.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit loan, to fund its cash requirements.

    Operating activities used cash of $38,000 for the nine months ended October 28, 2000, compared to $931,000 for the nine months ended October 30, 1999. The improvement in cash flows from operating activities can be primarily attributable to a decrease in the net loss, offset by changes in accounts receivable, inventory, accounts payable and accrued expense balances. The significant improvement in the operating results, as stated above, is the result of increase in net product sales and correlated gross margin, and the reduction in the operating expenses through streamlining of the business.

    Investing activities used cash of $216,000 for the nine months ended October 28, 2000, compared to $435,000 for the nine months ended October 30, 1999. The principal use of cash in investing activities was capital expenditures. In the current year, the Company expended funds primarily for upgrade and additional purchases of computer and machinery equipment. And in the prior year, the Company expended funds to open a new Company-owned store and upgrade its equipment to address the year 2000 compliance needs. The Company's credit facility limits capital expenditures to $1 million for the fiscal year.

    Financing activities used cash of $18,000 for the nine months ended October 28, 2000, compared to cash provided of $748,000 for the nine months ended October 30, 1999. Proceeds from the sale of common stock issuance in the current year and preferred stock issuance in the prior year, and borrowings on the revolver were the principal sources of cash. Scheduled debt repayments and prepayments, pursuant to the terms of the bank credit agreement, were the principal uses of cash. The equity infusion in the current and prior year has helped reduce the Company's debt and correlated interest expense, increased the working capital available for investing in the growth of the business and improved the overall debt to equity positioning of the Company.

    On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"). Per the agreement, as amended most recently on August 28, 2000, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000 and for each succeeding July 1 through December 31. The maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 57% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. In addition, from August 2000 through February 2001, the borrowing base is further reduced by $1,500,000 ("Holdback") and in February 2001 shall be released if the amount of the Holdback is applied to the scheduled payments of principal on the term loan for the remainder of 2001. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. The interest rate on the term loan was 10.75% and the interest rate on the revolving credit loan was 10.25% at October 28, 2000. The term loan is payable in quarterly installments of $312,500 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. As of October 28, 2000, available borrowings on the revolving credit loan were $4,267,000. In July 1997, the agreement for the credit facility was amended to include an additional $500,000 fixed rate loan. The loan bears interest at 12% and is due in June 2003.

    The credit facility also contains, among other provisions, requirements for maintaining certain earning levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends and use of proceeds from certain equity offerings. At October 28, 2000, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains forward-looking statements which the Company believes are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the management team, management's long-term performance goals, programs to reduce the Company's costs and enhance asset utilization, the Company's generation of funds sufficient to meet its current operating needs and to fund anticipated capital expenditures, realization of deferred tax assets, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk associated with adverse changes in interest rate and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company uses both fixed and variable rate debt, as described in Note 4 of the Notes to Consolidated Financial Statements. Principal exposed to interest rate risk is limited to $3,323,000 in variable rate debt. The impact of a 1% change in interest rates on the variable rate debt is approximately $33,000. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada. The Company's exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace.

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

  (b)
  No reports on Form 8-K have been filed during the three months ended October 28, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUCCESSORIES, INC. (Registrant)
Date: December 8, 2000	By:	/s/ GARY J. ROVANSEK Gary J. Rovansek President, Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)
Date: December 8, 2000	By:	/s/ JOHN C. CARROLL John C. Carroll Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Description
3.1		Articles of Incorporation of Registrant—Amended and Restated as of October 28, 1999 (21)
3.3		By-laws of Registrant (1)
3.4		Amended and Restated Certificate of Designation of Series A and Series B Convertible Preferred Stock (19)
4.1		Specimen Common Stock Certificate (18)
4.2		Specimen Series A Cumulative Convertible Preferred Stock Certificate (20)
4.3		Specimen Series B Cumulative Convertible Preferred Stock Certificate (20)
10.1		Form of Franchising Agreement (18)
10.2		Stock Option Instrument for Arnold M. Anderson dated November 19, 1991 (1)*
10.3		Celex Group, Inc. Stock Option Plan (1)
10.4		Joint Venture Agreement with Morrison DFW, Inc. and related documents (4)
10.5		Indemnification Agreement dated April 7, 1999 between the Company and Arnold M. Anderson (17)*
Indemnification Agreements in the form filed were also entered into by the Messrs. Seamas T. Coyle, Timothy C. Dillon, C. Joseph LaBonte, Steven B. Larrick, Michael H. McKee, Mervyn C. Phillips, Jr., Guy E. Snyder, Gary J. Rovansek, R. Scott Morrison, Jr., Jack Miller, Howard I. Bernstein, Lawrence A. Hodges, and Leslie Nathanson Juris.
10.6		Form of Subordinated Note, Common Stock Purchase Warrant and Subordination Agreement relating to issuance of $1,500,000 Subordinated Notes and Warrants to purchase 120,000 shares of the Company's Common Stock (9)
10.7		Common Stock Option Agreement granted to Arnold M. Anderson and Incentive Stock Option Agreement granted to Arnold M. Anderson (9)*
10.8	(a)	Employment Agreement with Arnold M. Anderson dated March 1, 1996 (10)*
10.8	(b)	Employment Agreement with Arnold M. Anderson dated January 14, 1997 (21)*
10.8	(c)	Addendum to Employment Agreement with Arnold M. Anderson dated February 16, 2000 (21)*
10.9		Employment Agreement with Michael H. McKee dated June 1, 1999 (18)*
10.10		Form of Subordinated Note Extensions, Stock Options and Subordination Agreement relating to the extension of $1,250,000 of Subordinated Notes, and options to purchase 125,000 shares of the Company's Common Stock (2)
10.11		Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997 (13)
10.12		First Amendment to Credit Agreement between the Company and The Provident Bank dated as of July 16, 1997 (13)
10.13		Lease Agreement between LaSalle National Trust, N.A. as Trustee under Trust No. 120358 and Celex Group, Inc. (14)
10.14		Second Amendment to Credit Agreement between the Company and The Provident Bank dated as of May 14, 1998 (14)
10.15		Third Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 1, 1998 (15)

10.16	Employment Agreement with Gary Rovansek dated October 29, 1998 (15)*
10.17	Fourth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 28, 1999 (17)
10.18	Warrants to Purchase Common Stock of the Company granted to The Provident Bank dated as of April 29, 1999 (17)
10.19	Preferred Stock Purchase Agreement, dated as of May 28, 1999, by and among the Company and the investors (16)
10.20	Registration Rights Agreement, dated as of May 28, 1999, by and among the Company and the investors (16)
10.21	Preferred Stock Purchase Agreement, dated as of October 18, 1999, by and among the Company and the investors (19)
10.22	Registration Rights Agreement, dated as of October 18, 1999, by and among the Company and the investors (19)
10.23	Fifth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 6, 2000 (22)
10.24	Sixth Amendment to Credit Agreement between the Company and The Provident Bank dated as of August 28, 2000 (filed herewith)
21.1	Subsidiaries of the Registrant (4)
27.1	Financial Data Schedule (filed herewith)

*
Denotes management contract, or compensatory plan or arrangement required to be filed as an exhibit.

(1)	Previously filed with the Company's Registration Statement on Form SB-2, No. 33-76530C filed on August 17, 1993, and incorporated herein by reference.
(2)	Previously filed with the Company's Registration Statement of Form S-3, No. 333-19313, and incorporated herein by reference.
(3)	Previously filed with the Company's Post-effective Amendment No. 1 to the Registration Statement of Form SB-2, No. 33-67530C filed on January 19, 1994, and incorporated herein by reference.
(4)	Previously filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.
(5)	Previously filed with the Company's Form 10-Q/A-1 for the quarter ended July 31, 1995, and incorporated herein by reference.
(6)	Previously filed with the Company's Current Report on Form 8-K filed on June 7, 1995, reporting date of event May 26, 1995, and incorporated herein by reference.
(7)	Previously filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1995, and incorporated herein by reference.
(8)	Previously filed with the Company's Form 10-Q Report for the quarter ended October 28, 1995, and incorporated herein by reference.
(9)	Previously filed with the Company's Annual Report on Form 10-K for the year ended February 3, 1996, and incorporated herein by reference.
(10)	Previously filed with the Company's Form 10-Q Report for the quarter ended August 3, 1996, and incorporated herein by reference.
(11)	Previously filed with the Company's Form 10-Q Report for the quarter ended November 2, 1996, and incorporated herein by reference.

(12)	Previously filed with the Company's Annual Report on Form 10-K for the year ended February 1, 1997, and incorporated herein by reference.
(13)	Previously filed with the Company's Form 10-Q Report for the quarter ended August 2, 1997, and incorporated herein by reference.
(14)	Previously filed with the Company's Form 10-Q Report for the quarter ended May 2, 1998, and incorporated herein by reference.
(15)	Previously filed with the Company's Form 10-Q Report for the quarter ended October 31, 1998, and incorporated herein by reference.
(16)	Previously filed with the Company's Current Report on Form 8-K filed on June 10, 1999, reporting date of event June 7, 1999, and incorporated herein by reference.
(17)	Previously filed with the Company's Form 10-Q Report for the quarter ended May 1, 1999, and incorporated herein by reference.
(18)	Previously filed with the Company's Form 10-Q Report for the quarter ended July 31, 1999, and incorporated herein by reference.
(19)	Previously filed with the Company's Current Report on Form 8-K filed on November 4, 1999, reporting date of event October 18, 1999, and incorporated herein by reference.
(20)	Previously filed with the Company's Form 10-Q Report for the Quarter ended October 30, 1999, and incorporated herein by reference.
(21)	Previously filed with the Company's Annual Report on Form 10-K for the year ended January 29, 2000, and incorporated herein by reference.
(22)	Previously filed with the Company's Form 10-Q Report for the Quarter ended April 29, 2000, and incorporated herein by reference.

QuickLinks

SUCCESSORIES, INC. INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION SUCCESSORIES, INC. Consolidated Balance Sheets
SUCCESSORIES, INC. Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
SUCCESSORIES, INC. Consolidated Statement Of Stockholders' Equity (Unaudited)
SUCCESSORIES, INC. Consolidated Statements of Cash Flows (Unaudited)
SUCCESSORIES, INC. Notes To Consolidated Financial Statements (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS