Form 10-K
period 2001-02-03
SUCCESSORIES INC
filed 2001-05-02
CIK 911323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 3, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-22834

SUCCESSORIES, INC.
(Exact name of registrant as specified in its charter)

ILLINOIS (State or other jurisdiction of incorporation or organization)	36-3760230 (I.R.S. Employer Identification No.)
2520 Diehl Road Aurora, Illinois (Address of principal executive offices)	60504 (Zip Code)

Registrant's telephone number, including area code: (630) 820-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
$.01 par value Common Stock
(Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on 6,108,036, based upon the last reported sale price on that date on the Nasdaq National Market of $1.69 per share, was approximately $10,322,580.

   Registrant had 9,181,196 shares of its Common Stock, outstanding as of March 31, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of February 3, 2001, are incorporated by reference into Part III hereof.

SUCCESSORIES, INC.
FORM 10-K
FISCAL YEAR ENDED FEBRUARY 3, 2001

PART I

Item 1. Business

  General

    Successories, Inc., an Illinois corporation, ("Successories" or the "Company") designs, manufactures and markets a diverse range of motivational and self-improvement products, many of which are the Company's own proprietary designs. The Company's products include distinctive lines of wall decor, desktop accessories, books and stationery, and personalized gifts and awards. In addition, the Company sells other motivational products supplied by third parties. Company personnel create proprietary art work and designs that can be used in conjunction with a wide variety of products. The Company will also customize its products to fulfill customers' special needs.

    The Company's products are marketed primarily under its Successories trade name through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores), sales to franchisees, and wholesale distribution channels. The Company's products are marketed primarily to businesses.

    The operating subsidiaries (the "Subsidiaries") of the Company commenced operations in 1985. In October 1990, Primus Development Group II Ltd. ("Primus") acquired in excess of 90% of the stock of the Subsidiaries through a share exchange. The Company was formed in October 1990 as a wholly-owned subsidiary of Primus and, in February 1992, Primus merged into the Company. In March 1991 and April 1993, the Company acquired the remaining outstanding stock of the Subsidiaries through share exchanges.

  Products

    A majority of the Company's sales are derived from proprietary products that have either been internally developed or designed, or individually customized. The artwork used in the Company's products is obtained from third parties through licensing rights. All products are designed to have a positive motivational or self-improvement theme that can be used by businesses and institutions to reinforce important work themes to motivate and recognize employees, and as gifts at meetings and conventions. The Company's products also appeal to many individuals for both personal and professional motivation and for gifts.

    The Company's proprietary wall decor product line includes dramatic photography and other art developed, designed or customized in-house, and printed on high-quality coated paper stock with various motivational captions. Company designers give each grouping of wall decor products a unique, uniform overall appearance, consistent visual themes, a range of predominant colors, and distinctive border design and lettering, thereby providing each grouping with a distinctive trade dress. Framed art comes either with an aluminum frame with an electroplated high-gloss black finish or a wood frame. High-quality tempered glass is used for safety reasons and to protect against damage. The Company's wall decor includes framed and unframed lithographs in various sizes ranging from 16-inch by 20-inch to 20-inch by 36-inch. The Company's merchandise is categorized into the product "groupings" that convey a specific theme and trade dress.

    The Company markets smaller versions (5-inch by 7-inch to 6-inch by 12-inch) of its wall decor as well as other products designed to be placed on desktops and countertops. All desktop accessories contain motivational words and/or images.

    All books and stationery sold by the Company are specifically selected for their motivational or inspirational content and include those published by the Company as well as by third parties. The Company markets collections of motivational or inspirational quotations and educational books for sales, customer service, human resource and educators.

    The Company offers a wide variety of customized products to its customers. In-house custom capabilities include hot-stamping, screen-printing, and engraving for logos and personalized messages. Etched brass and crystal products are also available. Some of the products with customized features include employee awards, promotional items and corporate gifts.

    While retail stores typically carry many of the Company's proprietary products, they also carry a variety of non-proprietary products purchased from outside vendors.

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

  Sales and Marketing

    The Company generates revenue through direct marketing, Company-owned retail stores, franchise stores, wholesale distribution, list rental and licensing agreements. Customers are categorized as follows:

  •
  corporate buyers including executives, sales managers, human resource managers and production managers of larger corporations

  •
  management personnel

  •
  teachers and administrative staff in educational organizations

  •
  entrepreneurial buyers including small business owners, home office businesses, sales professionals

  •
  consumers who are primarily purchasing the Company's products for themselves or as a gift for the end user

    The Company believes that the optimal way to reach its diverse customer base is to market its products through several distribution channels. In addition, the Company believes that its different distribution channels provide numerous benefits in cross-marketing.

    The Company's revenue base is comprised of a wide range of customers including Fortune 500 companies, mid-sized and small businesses, corporate management personnel, and retail customers. No individual customer accounted for more than 10% of the Company's net sales during the fiscal year ended February 3, 2001.

    The Company emphasizes customer service to achieve its goal of producing a high level of customer satisfaction.

  Direct Marketing

    Through the use of its catalogs, the Company targets sales managers, executives of businesses, meeting planners, human resource managers, corporate training managers and educators who have purchased or shown a willingness to purchase the Company's products in the past. In addition, the Company is constantly prospecting for new customers by mailing its catalogs to prospective customers who have favorable demographic profiles or purchasing patterns. The Company maintains a large proprietary in-house database. Building on this foundation, the Company maintains an ongoing prospecting effort by testing various mailing lists and evaluating the recipient's responsiveness to the Company's product offerings. A group of corporate sales representatives handle larger corporate accounts through telemarketing.

    The Company's Successories catalog features the entire line of proprietary products and some third-party products. The two types of catalogs currently being mailed are a 64-page version mailed to existing customers and catalog requesters, and a 40-page version mailed to individuals on rented lists with the objective to acquire them as new customers. When the prospective customer makes the initial purchase they are subsequently sent a 64-page catalog using selection criteria based on purchase history. The Company also mails a separate 32-page recognition awards catalog offering a wide range of proprietary awards and gifts that can be engraved or personalized, and an annual 40-page clearance catalog. During the fiscal year ended February 3, 2001, the Company mailed approximately 16 million Successories catalogs.

    In December 1999, the Company re-launched its interactive Internet website, www.successories.com, which featured increased product offering and enhanced navigational performance. Visitors to the website are also able to view product offerings and place orders for products featured in the Company's catalogs. Customer interest in the website has steadily increased. Internet orders during the fiscal year ended February 3, 2001 increased five-fold in comparison to the prior fiscal year. The Company believes the Internet offers a significant marketing and sales opportunity.

    Successories products are also marketed through the Skymall catalogs circulated in the airlines.

  Retail

    The Company-owned retail locations consist of stores and temporary locations located in shopping malls. The Company's stores were introduced in early 1991. As of February 3, 2001, the Company owned a total of 25 retail locations, including 21 stores and 4 temporary locations. The following table shows the number of Company-owned retail locations that were opened, closed, converted to franchise, and in operation for each of the last three fiscal years.

Fiscal Year Ended	Opened	Closed	Converted to Franchise	In Operation at End of Fiscal Year
February 3, 2001	2	2	0	25
January 29, 2000	1	9	3	25
January 30, 1999	7	8	6	36

    As of February 3, 2001, the Company's retail locations are located in Canada and the following states:

Arizona	Massachusetts	New York
California	Michigan	Pennsylvania
Florida	Minnesota	Texas
Maryland	New Mexico	Virginia

    As of February 3, 2001, the Company has 3 joint venture stores in Minnesota and Texas.

  Wholesale

    The Company sells products to a number of wholesale customers. Wholesale customers include other direct marketing distributors and a distributor who has acquired distribution rights for the Company's products in the United Kingdom.

    The Company licenses some of its proprietary designs to third parties for use in their products for which the Company receives licensing revenue. These third parties generally market office supply products.

  Franchise

    As of February 3, 2001, there were 50 franchised retail stores. The following table shows the number of franchised stores that were opened, closed and in operation for each of the last three fiscal years.

Fiscal Year Ended	Opened	Closed	In Operation at End of Fiscal Year
February 3, 2001	6	14	50
January 29, 2000	15	6	58
January 30, 1999	13	7	49

    The franchisee purchases for resale Company manufactured products or products from third-parties that are subject to Company approval. Due to the proprietary nature of most of the company's products, the Company is the only available source for many products sold by franchisees. Product sales to franchisees are typically made at a discount from retail or at product cost plus a certain percentage.

    All franchisees are subject to comply with Company-established operational policies and procedures relating to, among other things, quality of service, training, design and decor of stores, and trademark usage. The Company retains the right to receive an assignment of leasehold interest if the franchisee fails to comply with the Company's operational policies and procedures or upon expiration of the franchise agreement. The Company reviews all proposed franchise store locations and reserves the right to review the lease terms. The Company provides franchisees with training which focuses on the various aspects of store management, including marketing fundamentals, and product knowledge.

    Franchisees currently pay a monthly royalty to the Company of 2% of franchise gross sales. The franchise agreements have an initial term of five years with a renewal option for three additional successive terms of five years each. The agreements also provide the Company with the right to purchase the franchisee's store assets upon termination or expiration of the franchise agreement, and a right of first refusal if the franchise is to be sold. The franchisee must obtain the Company's approval in all instances prior to the sale of a franchised store. The franchise agreement is granted for the operation of a single retail store at a specified location. The Company reserves certain rights to sell products through other channels of distribution distinct from that of a franchised retail business.

  Manufacturing, Order Fulfillment and Distribution

    The Company's manufacturing operations consist primarily of framing, product-engraving, and hot-stamping and silk screening. The Company mounts and assembles its framed wall and desk decor in-house and has developed a special packaging system designed to reduce the risk of breakage in shipping.

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

  Seasonality

    See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality."

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

    Although many of the quotations and other art work used by the Company are in the public domain and are not individually protectable under copyright and trademark laws, the Company continually endeavors to protect its products by giving the products a distinctive trade dress.

  Employees

    As of February 3, 2001, the Company employed 314 persons, of whom 239 were employed full time. Of this total, 192 were employed at the corporate headquarters in marketing, manufacturing, order fulfillment and administrative capacities, and 122 were field personnel, store managers or store personnel. The Company is not a party to any collective bargaining agreements and has not experienced a strike or work stoppage. The Company believes that its employee relations are good.

Item 2. Properties

    The Company leases its corporate office and manufacturing/warehouse facility in Aurora, Illinois, under the terms of a lease agreement which expires in July 2009. The lease is for approximately 20,000 square feet of office space and 110,000 square feet of manufacturing/warehouse space.

    The Company leases all 25 Company-owned stores from various property owners under terms typical to enclosed shopping malls. Lease terms generally vary from five to ten years for stores, and six months to one year for temporary store locations. None of the Company's store leases are individually material to the operations of the Company.

Item 3. Legal Proceedings

    In May 1998, Wascher Corporation ("Wascher"), a franchisee of the Company, filed a Demand for Arbitration dated May 26, 1998 with the American Arbitration Association (Case No. 51-114-00227-98). Wascher alleged the following causes of action against the Company: breach of contract, breach of good faith and fair dealing, common law fraud, unfair competition, Robinson-Patman Act violation, tortuous interference of contract and violation of the Wisconsin Fair Dealership Act. Wascher alleged and sought an award in an amount in excess of $250,000 plus costs, disbursements and attorney's fees, an award of both treble and punitive damages, and such other relief deemed just and equitable. Wascher, through its attorney, sent a letter dated January 18, 2001, to the American Arbitration Association, indicating its willingness to dismiss the matter without prejudice if the Company concurred. The Company stated that it would not object to the dismissal. The American Arbitration Association advised the parties that effective April 27, 2001 the matter was dismissed without prejudice.

    Except as noted above, there were no other material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in the ordinary course of its business and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of any such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

  Executive Officers of the Registrant

Name	Age	Principal Occupation for Last Five Years
Arnold M. Anderson	56	Director since October 1999; prior thereto, Director and Chairman of the Board since November 1998; prior thereto, Chief Executive Officer, Chairman of the Board and Director since June 1998; prior thereto, Chairman of the Board and Director since May 1997; prior thereto, Chief Executive Officer, Chairman of the Board and Director since June 1995; prior thereto, Chief Executive Officer, President, Chairman of the Board and Director for the Company and its predecessor (Primus) since October 1990; prior thereto, Chairman and President of the Subsidiaries.
Gary J. Rovansek	58
		President, Chief Executive Officer and Director since April 2001; prior thereto, President, Chief Executive Officer, Chief Operating Officer and Director since October 1999, prior thereto, President and Chief Operating Officer since November 1998; prior thereto, President and Director of J.C. Whitney & Co.(direct marketer of after-market automotive products) since February 1994; prior thereto, President of the Horticultural Division of Foster & Gallagher, Inc. (direct marketer of horticulture products) since 1993; prior thereto, President of Reliable Corporation (direct marketer of office products) since 1988.
John C. Carroll	52
		Senior Vice President, Chief Financial Officer and Chief Operating Officer since April 2001; prior thereto, Senior Vice President and Chief Financial Officer since April 2000; prior thereto, Vice President Finance and Operations of D&B Auto Radio, Inc. (remanufacturer and distributor of after-market automotive electronics) since November 1993; prior thereto, Chief Operating Officer and Treasurer of Universal Financial Products (distributor of computer equipment) since February 1989.
Michael H. McKee	47
		Senior Vice President and Creative Director since October 1999; prior thereto, Senior Vice President and Creative Director, and Director since October 1990; prior thereto, Creative Director of Product Development and Advertising for the Subsidiaries.
John F. Halpin	47
		Senior Vice President, Direct Marketing Division since September 1996; prior thereto, Vice President of Marketing for Foster & Gallagher, Inc. (direct marketer of horticulture products) since January 1985.
Kenneth R. Taylor	49
		Senior Vice President, Operations since April 2001; prior thereto, Vice President, Operations since September 1998; prior thereto, Director of Manufacturing since May 1997; prior thereto, Director of Operations for Echo Star, Inc. (telecommunications distributor) since 1996; prior thereto, Director of Quality for Josten, Inc. (award recognition distributor) since 1992.

James W. Brintnall	43
		Senior Vice President, Marketing and Merchandising since March 2000; prior thereto, Vice President of Brand Strategy and Product Development since May 1999; prior thereto, Vice President of Research and Development since June 1994.
Gregory J. Nowak	40
		Vice President, General Counsel and Corporate Secretary since October 1998; prior thereto, Vice President and Associate Counsel of Scudder Kemper Investments, Inc. (investment manager) since 1995; prior thereto, Counsel to Kemper Corporation (financial services) since 1992.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's common stock is quoted on the Nasdaq National Market under the symbol "SCES". The following table sets forth the high and low bid prices for the Company's common stock as reported by the Nasdaq National Market for the applicable periods shown.

	High	Low
Fiscal Year Ended February 3, 2001
First Quarter	$2.375	$0.031
Second Quarter	2.063	1.500
Third Quarter	2.188	0.250
Fourth Quarter	1.969	1.188
Fiscal Year Ended January 29, 2000
First Quarter	$3.125	$2.000
Second Quarter	3.375	2.125
Third Quarter	3.000	2.000
Fourth Quarter	3.000	1.750

    The above noted high and low bid prices do not necessarily represent actual sale prices for the Company's common stock.

    As of March 31, 2001, the number of holders of record of the Company's common stock was approximately 569, and there were approximately 479 beneficial owners of the Company's common stock.

    The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain its earnings to finance future growth and therefore has no present intention of paying cash dividends on its common stock in the foreseeable future. Under the Company's current credit facility with Provident Bank, the payment of cash dividends on common and preferred stock by the Company is prohibited, except, cash dividends on preferred stock are allowed under certain conditions.

Item 6.  Selected Financial Data

    Set forth below is selected consolidated financial data for the Company as of and for each of the last five fiscal periods. Certain prior year amounts have been reclassified to conform with the current year presentation.

	Fiscal Year Ended
	February 3, 2001	January 29, 2000	January 30, 1999	January 31, 1998	February 1, 1997
	(In thousands, except share and per share data)
Statement of Operations Data:
Net product sales	$52,061	$51,702	$52,864	$56,821	$56,032
Income (loss) from operations	$2,456	$467	$(5,777)	$2,014	$(697)
Net income (loss)	$430	$(1,127)	$(7,336)	$87	$262
Preferred stock dividends and accretion	$223	$101	$—	$741	$1,126
Income (loss) available to common stockholders	$207	$(1,228)	$(7,336)	$(654)	$(864)
Income (loss) per share—basic and diluted	$0.03	$(0.18)	$(1.08)	$(0.10)	$(0.16)
Weighted-average number of common shares outstanding	7,664,215	6,927,668	6,768,929	6,283,662	5,321,179
Balance Sheet Data:
Total assets	$28,791	$31,029	$35,308	$41,099	$33,724
Total liabilities	$3,182	$6,010	$8,243	$6,091	$11,136
Total debt	$3,610	$7,605	$11,821	$12,653	$6,309
Total stockholder's equity	$21,999	$17,414	$15,244	$22,305	$16,279
Cash Flow Data:
Net increase (decrease) in cash	$1,529	$(376)	$(136)	$578	$(57)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

    Successories (the "Company") designs, manufactures and markets a diverse range of motivational and self-improvement products, many of which are the Company's own proprietary designs. The Company's products include distinctive lines of wall decor, desktop accessories, books and stationery, and personalized gifts and awards. In addition, the Company sells other motivational products supplied by third parties. In-house designers create proprietary art work and designs that can be used in conjunction with a wide variety of products. The Company will also customize products to fulfill customers' special needs.

    The Company's products are marketed primarily under its Successories trade name through direct marketing (catalog, electronic commerce and telemarketing), retail channel (Company-owned stores), sales to franchisees and wholesale distribution. Although the Company utilizes multiple distribution channels for its products, the Company's products have similar purposes and uses in each channel of distribution. The profitability varies among products and distribution channels. The Company utilizes its facilities interchangeably for each distribution channel. Furthermore, the marketing channels are directed at a single customer base located primarily in North America.

    For the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, net product sales for the various distribution channels, as a percentage of total net product sales, were as follows:

	Fiscal Year Ended February 3, 2001	Fiscal Year Ended January 29, 2000	Fiscal Year Ended January 30, 1999
Direct marketing—Successories	64.6%	55.9%	48.7%
Direct marketing—Golf	0.2%	2.9%	6.4%
Retail Company-owned stores	21.9%	25.9%	30.9%
Wholesale	0.9%	1.7%	3.4%
Sales to franchisees	12.4%	13.6%	10.6%

    The gross profit margins for direct marketing and retail vary due to differences in product mix and volume discounts taken by customers based on order size. The gross profit margin for wholesale distribution sales and sales to franchisees is lower than other channels since these sales are generally made at a significant discount from retail price.

    As previously announced, the Company has suspended its efforts to sell the remaining Company-owned retail stores and is focused on developing a new model targeted to reach businesses residing in a store's community. While testing this new retail model, the Company will not be adding new franchisees to the system.

  Results of Operations

    The following table sets forth the results of operations for the last three fiscal years and the change from the previous year, as taken from the Company's consolidated statements of operations. The Company's fiscal year 2000 consisted of the 53 weeks ended February 3, 2001. The Company's fiscal year 1999 consisted of the 52 weeks ended January 29, 2000. The Company's fiscal year 1998 consisted of the 52 weeks ended January 30, 1999.

	Fiscal Years Ended
	February 3, 2001		January 29, 2000		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Net product sales	$52,061	100.0	$51,702	100.0	$359	0.7
Cost of goods sold	23,405	45.0	23,536	45.5	(131)	(0.6)

Gross profit on product sales	28,656	55.0	28,166	54.5	490	1.7
Contract framing	355	0.7	—	—	355	100.0
Fees, royalties and other income	1,288	2.5	1,175	2.3	113	9.6

Gross margin	30,299	58.2	29,341	56.8	958	3.3
Operating expenses	27,843	53.5	28,874	55.9	(1,031)	(3.6)

Income from operations	2,456	4.7	467	0.9	1,989	425.9
Interest and other expenses	1,725	3.3	1,534	3.0	191	12.5

Income (loss) before income taxes	731	1.4	(1,067)	(2.1)	1,798	168.5
Income tax expense	301	0.6	60	0.1	241	401.7

Net income (loss)	$430	0.8	$(1,127)	(2.2)	$1,557	138.2

	Fiscal Years Ended
	January 29, 2000		January 30, 1999		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Net product sales	$51,702	100.0	$52,864	100.0	$(1,162)	(2.2)
Cost of goods sold	23,536	45.5	24,728	46.8	(1,192)	(4.8)

Gross profit on product sales	28,166	54.5	28,136	53.2	30	0.1
Fees, royalties and other income	1,175	2.3	1,624	3.1	(449)	(27.6)

Gross margin	29,341	56.8	29,760	56.3	(419)	(1.4)
Operating expenses	28,874	55.9	34,235	64.8	(5,361)	(15.7)
Asset impairment charge	—	—	1,302	2.5	(1,302)	(100.0)

Income (loss) from operations	467	0.9	(5,777)	(11.0)	6,244	108.1
Interest and other expenses	1,534	3.0	1,499	2.8	35	2.3

Loss before income taxes	(1,067)	(2.1)	(7,276)	(13.8)	6,209	85.3
Income tax expense	60	0.1	60	0.1	—	—

Net (loss) income	$(1,127)	(2.2)	$(7,336)	(13.9)	$6,209	84.6

  Year Ended February 3, 2001 (Fiscal 2000), Compared to Year Ended January 29, 2000 (Fiscal 1999)

    Net product sales were $52,061,000 for the year ended February 3, 2001, compared to $51,702,000 for the prior year ended January 29, 2000. The $359,000 or 0.7% increase in sales is comprised of an increase of $4,719,000 or 16.3% in direct marketing-Successories and $306,000 or 3.1% in comparable retail Company-owned store sales (same store sales), offset by a decrease of $2,329,000 or 68.0% in non-comparable retail Company-owned store sales, $1,375,000 or 92.6% in direct marketing-golf, $564,000 or 8.0% in sales to franchisees and $398,000 or 45.3% in wholesale sales.

    The 16.3% increase in direct marketing-Successories sales was attributable to an increase in catalog circulation by approximately 10%, an increase in customer catalog page count, and continued improvements in merchandising, creative presentation and circulation strategy. Internet sales, which are included above, were 17.9% of the total direct marketing-Successories sales. Internet orders grew five-fold in fiscal 2000. The non-comparable retail Company-owned store sales declined due to 11 fewer stores in operation in fiscal 2000. The Company converted some of the Company-owned retail stores to franchised stores, and closed some of the under-performing stores in fiscal 1999. Sales to franchisees decreased by 8% due to 8 fewer stores in operation in fiscal 2000 in comparison to fiscal 1999, and in fiscal 1999 there were non-recurring initial sales related to the conversion of retail Company-owned stores to franchised stores. The decrease in direct marketing-golf and wholesale sales can be attributed to the planned discontinuation of the golf catalog and reduction in the scope of wholesale business with the office supply companies. The Company's focus in fiscal 2000 was on growing it's core motivational products business through the direct marketing-Successories, retail Company-owned stores and sales to franchisees distribution channels.

    Gross margin increased in fiscal 2000 to $30,299,000 from $29,341,000 in fiscal 1999. The increase in gross margin can be primarily attributed to the increase in net product sales, contract framing net income, list rental income and licensing revenue. Contract framing, undertaken in earnest in fiscal 2000, consists of framing third-party products on a fee basis primarily during the Company's seasonally slower production periods.

    Operating expenses, excluding certain exit costs incurred in fiscal 1999, were slightly down in fiscal 2000 even though net product sales increased from fiscal 1999. The exit costs of $961,000 incurred in fiscal 1999 were primarily related to the under-performing retail store closings, and exiting costs associated with the golf and Europe catalog business and wholesale activity with office supply companies. Comparable operating expenses in fiscal 2000 were $27,843,000 or 53.5% (as a percentage of net product sales), in comparison to $27,913,000 or 54.0% (as a percentage of net product sales) in fiscal 1999.

    In fiscal 2000 the Company achieved a pre-tax net income of $731,000, in comparison to a net loss of $1,067,000 in fiscal 1999. The improvement in the operating results can be primarily attributed to the streamlining of the operations by focussing on the Company's most profitable distribution channels and core motivational products business. In addition, cash interest expense decreased by $505,000 or 40.1% in fiscal 2000 in comparison to fiscal 1999, due to lower outstanding debt balance. The outstanding debt balance decreased by $3,995,000 in fiscal 2000 in comparison to fiscal 1999. Income tax expense for fiscal 2000 increased by $241,000 in comparison to fiscal 1999, however, it is primarily a non-cash expense as a result of the Company being able to utilize approximately $1.4 million of its net operating loss carryforwards.

  Year Ended January 29, 2000 (Fiscal 1999), Compared to Year Ended January 30, 1999 (Fiscal 1998)

    Net product sales were $51,702,000 for the year ended January 29, 2000, compared to $52,864,000 for the corresponding year ended January 30, 1999. The $1,162,000, or 2.2% decrease in sales was comprised of wholesale sales of $934,000, or 51.5%, retail Company-owned store sales of $2,924,000, or 17.9%, and direct marketing—golf sales of $1,887,000, or 56.0%, offset by an increase in direct marketing—Successories sales of $3,161,000, or 12.2%, and franchise sales of $1,422,000 or 25.3%.

    The Company's net product sales decreased in fiscal 1999 by 2.2% compared to fiscal 1998, as planned. Net product sales from the two core channels, direct marketing Successories and franchise sales, reflected a strong growth of 14.6% in fiscal 1999, compared to fiscal 1998. The increase in direct marketing Successories sales can be attributed to planned increases in circulation of catalogs, introduction of the clearance catalog, and increase in page count of the catalogs in fiscal 1999. The increase in franchise sales was due to the new product offerings, increase in franchise stores (fiscal 1999—58 stores and fiscal 1998—49 stores), and higher sales volume in fiscal 1999. Sales in other channels, direct marketing golf, retail Company-owned stores and wholesale, decreased by 26.7% in fiscal 1999 in comparison to fiscal 1998. The decrease in direct marketing golf sales was due to planned reductions in circulation of the golf catalogs. The overall decrease in retail Company-owned store sales was due to fewer stores in operation in the current year compared to the prior year (fiscal 1999—25 stores and fiscal 1998—36 stores). The comparable same store sales for the retail Company-owned stores in fiscal 1999 were flat compared to fiscal 1998. The decrease in wholesale channel sales can be attributed to planned reduction in the scope of business in fiscal 1999.

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

  Liquidity and Capital Resources

    The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit loan, to fund it's cash requirements.

    Operating activities provided cash of $2,182,000, $1,648,000 and $3,113,000 in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The improvement in cash flow in fiscal 2000 in comparison to fiscal 1999 can be primarily attributed to improved operating results, offset by reduction in accounts payable. The decrease in cash flow in fiscal 1999 in comparison to fiscal 1998 is the result of significant reduction in accounts payable and no reduction in accounts receivable, offset by reduction in inventory levels and improved operating results.

    Investing activities used cash of $355,000, $431,000 and $2,078,000 in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The principal use of cash was capital expenditures. In fiscal 2000 the Company expended funds primarily for the Internet website development, new manufacturing and distribution software implementation to be completed in 2001, and equipment upgrades and replacements. Capital expenditures have declined in fiscal 2000 and fiscal 1999, in comparison to fiscal 1998. In fiscal 1998 the Company expended funds for a new point-of-sale system for Company-owned retail stores and upgrades to its computer system and equipment to address the year 2000 compliance needs. Currently, the Company's credit facility limits capital expenditures to $1 million.

    Financing activities used cash of $298,000, $1,593,000 and $1,171,000 in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The principal uses of cash were scheduled repayments and pre-payments on the outstanding bank debt. The principal sources of cash were proceeds from the sale of common stock issuance in fiscal 2000 and preferred stock issuance in fiscal 1999. The above noted equity infusions have helped the Company lower its outstanding debt levels and related interest expense, increase the working capital available for investing in the growth of the business, and improve the overall liabilities to equity positioning of the Company.

    On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"). Per the agreement, as amended most recently on August 28, 2000, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000 and for each succeeding July 1 through December 31; the maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 57% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. In addition, from August 2000 through February 2001, the borrowing base was further reduced by $1,500,000 ("Holdback") and in February 2001 was released when the amount of the Holdback was applied to the scheduled payments of principal on the term loan for the remainder of 2001. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. The interest rate on the term loan was 8.75% and revolving credit loan was 8.25% at February 3, 2001. The term loan is payable in quarterly installments of $312,500 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. As of February 3, 2001, available borrowings on the revolving credit loan were $6,000,000. In addition, in July 1997, the agreement for the credit facility was amended to include an additional $500,000 fixed rate loan. The loan bears interest at 12% and is due in June 2003.

    Subsequent to fiscal 2000, in February 2001 the Company pre-paid the entire outstanding Bank term loan and fixed rate loan balance in the amount of $3,590,000. The above noted loans had payment terms through June 2003.

    The credit facility also contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and restrictions on the payment of dividends and use of proceeds from certain equity offerings. At February 3, 2001, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

    See Note 6 in the Notes to the Consolidated Financial Statements in Part IV of this document.

    The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs, fund debt service and anticipated capital expenditures for the next year.

  Seasonality

    The Company's business is subject to seasonal variations in demand. Historically, a significant portion of the Company's sales and net income have been realized during the period from October through January. The effects of seasonality are greater in the Company's retail operations than the other segments of its business. Most operating expenses are incurred evenly throughout the year, although some selling and administrative expenses are variable depending on sales, and direct marketing catalog advertising expenses as a percentage of sales are higher in the first calendar quarter. The Company's quarterly operating results may also vary depending upon such factors as catalog mailings, and the timing of new product introductions and promotions by the Company. The Company's cash requirements generally reach a seasonal peak in the second half of the fiscal year to finance increased inventory levels needed to meet the third and fourth quarter sales demand.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

    The Company is subject to market risk associated with adverse changes in interest rate and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company uses both fixed and variable rate debt, as described in Note 6 of the Notes to Consolidated Financial Statements. Principal exposed to interest rate risk is limited to $3,090,000 in variable rate debt. The impact of 1% change in interest rates on the variable rate debt is approximately $31,000. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada. The Company's exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace.

Item 8.  Financial Statements and Supplementary Data

    See the Index to Financial Statements and Financial Statement Schedules on page F-1. Such Financial Statements and Schedules are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

PART III

Item 10.  Directors and Executive Officers of the Registrant

    Information regarding the Company's Directors will be included under the caption, "Election of Directors," in the Company's Proxy Statement for its 2001 Annual Meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after February 3, 2001, and is incorporated herein by reference. Information regarding the Company's executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference.

Item 11.  Executive Compensation

    Information regarding the Executive Compensation will be included under the caption, "Compensation and Other Transactions with Management," in the Company's Proxy Statement for its 2001 Annual Meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after February 3, 2001, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information regarding the above will be included under the caption, "Security Ownership," in the Company's Proxy Statement for its 2001 Annual Meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after February 3, 2001, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

    Information regarding the above will be included under the caption, "Compensation and Other Transactions with Management," in the Company's Proxy Statement for its 2001 Annual Meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after February 3, 2001, and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	See Index to Financial Statements and Financial Statement Schedules on page F-1.
	2.	See Index to Financial Statements and Financial Statement Schedules on page F-1
	3.	See Index to Exhibits immediately following the Signature page.
(b)	No reports on form 8-K were filed with the Securities and Exchange Commission during the last quarter of period covered by this Report.
(c)	See Index to Financial Statements and Financial Statement Schedules on page F-1.

Index to Financial Statements and Financial Statement Schedules

Page
(1)	Financial Statements:
	Report of Independent Accountants	F-2 & F-3
	Consolidated Balance Sheets	F-4
	Consolidated Statements of Operations	F-5
	Consolidated Statements of Stockholders' Equity	F-6
	Consolidated Statements of Cash Flows	F-8
	Notes to Consolidated Financial Statements	F-9
(2)	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	F-26

    All other financial schedules called for under Regulation S-X are not submitted because they are not applicable, or not required, or because the required information is not material or is included in the consolidated financial statements or notes thereto.

F–1

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Stockholders of
  Successories, Inc.

    We have audited the accompanying consolidated balance sheet of Successories, Inc. (an Illinois corporation) as of February 3, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 8, Financial Statements and Supplementary Data—page F-26. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Successories, Inc. as of February 3, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                      Crowe, Chizek and Company, LLP

Oak Brook, Illinois
March 20, 2001

F–2

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and the Stockholders of
Successories, Inc.

    We have audited the accompanying consolidated balance sheet of Successories, Inc. (an Illinois corporation) and subsidiaries as of January 29, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years in the period ended January 29, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Successories, Inc. and subsidiaries as of January 29, 2000, and the results of its operations and its cash flows for each of the two fiscal years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule on Page F-26 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

Arthur Andersen LLP
Chicago, Illinois
March 24, 2000
(except with respect to the matters discussed in
Note 6, as to which the date is April 6, 2000)

F–3

SUCCESSORIES, INC.

CONSOLIDATED BALANCE SHEETS

	February 3, 2001	January 29, 2000
ASSETS
Current assets:
Cash and cash equivalents	$2,468,000	$939,000
Accounts and notes receivable, net	3,515,000	3,430,000
Inventories, net	7,056,000	7,998,000
Prepaid catalog expenses	1,908,000	1,539,000
Deferred income taxes and other prepaid expenses	568,000	215,000

Total current assets	15,515,000	14,121,000
Restricted cash	250,000	300,000
Property and equipment, net	6,350,000	7,933,000
Notes receivable	252,000	295,000
Deferred financing costs and debt discount, net	528,000	1,285,000
Deferred income taxes, net	4,626,000	5,541,000
Intangibles and other assets, net	1,270,000	1,554,000

TOTAL ASSETS	$28,791,000	$31,029,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,597,000	$3,544,000
Accounts payable	865,000	3,789,000
Accrued expenses and deferred income taxes	2,216,000	2,174,000

Total current liabilities	6,678,000	9,507,000
Long-term debt, net of current portion	13,000	4,061,000

Total liabilities	6,691,000	13,568,000

Minority interest	101,000	47,000

Stockholders' equity:
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 503,092 of Series A and 101,667 of Series B shares issued and outstanding	6,000	6,000
Common stock, $.01 par value; 20,000,000 shares authorized; 9,181,196 and 6,933,213 shares issued and outstanding, respectively	92,000	69,000
Common stock warrants	2,324,000	2,291,000
Notes receivable from stockholders	(148,000)	(165,000)
Additional paid-in capital	33,136,000	28,840,000
Accumulated deficit	(13,356,000)	(13,563,000)
Accumulated other comprehensive loss	(55,000)	(64,000)

Total stockholders' equity	21,999,000	17,414,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,791,000	$31,029,000

The accompanying notes are an integral part of these statements.

F–4

SUCCESSORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
Net product sales	$52,061,000	$51,702,000	$52,864,000
Cost of goods sold	23,405,000	23,536,000	24,728,000

Gross profit on product sales	28,656,000	28,166,000	28,136,000
Contract framing	355,000	—	—
Fees, royalties and other income	1,288,000	1,175,000	1,624,000

Gross margin	30,299,000	29,341,000	29,760,000
Operating expenses	27,843,000	28,874,000	34,235,000
Asset impairment charge	—	—	1,302,000

Income (loss) from operations	2,456,000	467,000	(5,777,000)

Other income (expense):
Interest income	40,000	50,000	35,000
Minority interest	(356,000)	(218,000)	(100,000)
Interest expense	(1,382,000)	(1,451,000)	(1,359,000)
Other, net	(27,000)	85,000	(75,000)

Total other expense	(1,725,000)	(1,534,000)	(1,499,000)

Income (loss) before income taxes	731,000	(1,067,000)	(7,276,000)
Income tax expense	301,000	60,000	60,000

Net income (loss)	430,000	(1,127,000)	(7,336,000)
Dividend to preferred stockholders	223,000	101,000	—

Net income (loss) available to common stockholders	$207,000	$(1,228,000)	$(7,336,000)

Foreign currency translation adjustment	9,000	—	9,000

Comprehensive income (loss)	$439,000	$(1,127,000)	$(7,327,000)

Net income (loss) per share:
Basic and diluted	$0.03	$(0.18)	$(1.08)

The accompanying notes are an integral part of these statements.

F–5

SUCCESSORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Convertible Preferred Stock
			Common Stock
					Common Stock Warrants	Notes Receivable From Stockholders	Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at January 31, 1998	—	—	6,758,577	$68,000	$1,584,000	$(273,000)	$25,998,000	$(4,999,000)
Net loss	—	—	—	—	—	—	—	(7,336,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Stock warrants issuance and revaluation	—	—	—	—	204,000	—	—	—
Common stock transactions:
Sales of common shares and exercise of stock options	—	—	154,716	1,000	—	—	61,000	—

Balance at January 30, 1999	—	—	6,913,293	$69,000	$1,788,000	$(273,000)	$26,059,000	$(12,335,000)
Net loss	—	—	—	—	—	—	—	(1,127,000)
Stock warrants issuance and revaluation	—	—	—	—	503,000	—	—	—
Notes receivable payments and writeoffs	—	—	—	—	—	108,000	—	—
Common stock transactions:
Sales of common shares	—	—	19,920	—	—	—	42,000	—
Preferred stock transactions:
Sale of Series A shares	503,092	5,000	—	—	—	—	1,215,000	—
Sale of Series B shares	101,667	1,000	—	—	—	—	1,524,000	—
Preferred stock dividends	—	—	—	—	—	—	—	(101,000)

Balance at January 29, 2000	604,759	$6,000	6,933,213	$69,000	$2,291,000	$(165,000)	$28,840,000	$(13,563,000)
Net Income	—	—	—	—	—	—	—	430,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Stock warrants revaluation	—	—	—	—	33,000	—	—	—
Notes receivable payments and writeoffs	—	—	—	—	—	17,000	—	—
Common stock transactions:
Sales of common shares	—	—	2,066,206	21,000	—	—	3,976,000	—
Preferred stock dividends issuance	—	—	181,777	2,000	—	—	320,000	—
Preferred stock transactions:
Preferred stock dividends	—	—	—	—	—	—	—	(223,000)

Balance at February 3, 2001	604,759	$6,000	9,181,196	$92,000	$2,324,000	$(148,000)	$33,136,000	$(13,356,000)

The accompanying notes are an integral part of these statements.

F–6

SUCCESSORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 31, 1998	$(73,000)	$22,305,000
Net loss	—	(7,336,000)
Foreign currency translation adjustment	9,000	9,000
Stock warrants issuance and revaluation	—	204,000
Common stock transactions:
Sales of common shares and exercise of stock options	—	62,000

Balance at January 30, 1999	$(64,000)	$15,244,000
Net loss	—	(1,127,000)
Stock warrants issuance and revaluation	—	503,000
Notes receivable payments and writeoffs	—	108,000
Common stock transactions:
Sales of common shares	—	42,000
Preferred stock transactions:
Sale of Series A shares	—	1,220,000
Sale of Series B shares	—	1,525,000
Preferred stock dividends	—	(101,000)

Balance at January 29, 2000	$(64,000)	$17,414,000
Net income	—	430,000
Foreign currency translation adjustment	9,000	9,000
Stock warrants revaluation	—	33,000
Notes receivable payments and writeoffs	—	17,000
Common stock transactions:
Sales of common shares	—	3,997,000
Preferred stock dividends issuance	—	322,000
Preferred stock transactions:
Preferred stock dividends	—	(223,000)

Balance at February 3, 2001	$(55,000)	$21,999,000

The accompanying notes are an integral part of these statements.

F–7

SUCCESSORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
Cash flows from operating activities:
Net income (loss)	$430,000	$(1,127,000)	$(7,336,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,840,000	3,307,000	2,913,000
Deferred income tax	326,000	—	140,000
Amortization of debt discount	790,000	259,000	114,000
Minority interests in subsidiaries	356,000	218,000	100,000
Asset impairment charge	—	—	1,302,000
(Gain) Loss on disposal of property and equipment	—	(104,000)	69,000

	4,742,000	2,553,000	(2,698,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(183,000)	20,000	4,013,000
Inventories	942,000	2,620,000	(869,000)
Prepaid catalog expenses	(369,000)	(472,000)	372,000
Other prepaid expenses	(106,000)	57,000	353,000
Accounts payable	(2,924,000)	(2,569,000)	1,818,000
Accrued expenses	483,000	(100,000)	454,000
Other assets	(403,000)	(461,000)	(330,000)

Net cash provided by operating activities	2,182,000	1,648,000	3,113,000

Cash flows from investing activities:
Proceeds from notes receivable issued in connection with sale of property and equipment	141,000	74,000	85,000
Proceeds from sale of property and equipment	—	282,000	35,000
Reduction in restricted cash	50,000	—	—
Purchases of property and equipment	(546,000)	(787,000)	(2,198,000)

Net cash used in investing activities	(355,000)	(431,000)	(2,078,000)

Cash flows from financing activities:
Proceeds from issuing common stock	3,997,000	42,000	62,000
Proceeds from issuing Series A and B preferred stock	—	2,745,000	—
Proceeds from notes receivable issued to stockholders	2,000	58,000	—
Net (repayments) borrowings on revolving credit loan	(2,119,000)	(2,755,000)	427,000
Repayments of long-term debt	(1,876,000)	(1,461,000)	(1,259,000)
Payments of minority interests in subsidiaries	(302,000)	(222,000)	(401,000)

Net cash used in financing activities	(298,000)	(1,593,000)	(1,171,000)

Net increase (decrease) in cash	1,529,000	(376,000)	(136,000)
Cash and cash equivalents, beginning of period	939,000	1,315,000	1,451,000

Cash and cash equivalents, end of period	$2,468,000	$939,000	$1,315,000

The accompanying notes are an integral part of these statements.

F–8

SUCCESSORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

    Successories, Inc. and its subsidiaries (collectively the "Company") design, manufacture, and market a diverse range of motivational and self-improvement products, many of which are the Company's own proprietary designs. The Company considers itself a single line of business with products that are marketed primarily under the Successories trade name through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores), sales to franchisees and wholesale distribution channels. The Company operates a chain of Successories retail stores located in the United States and Canada. The Company also operates a franchising program whereby it sells franchises to market the Company's products under the Successories trademark.

    The franchisee purchases for resale Company manufactured products or products from others that are subject to Company approval. Due to the proprietary nature of most of the Company's products, the Company is the only available source for many products sold by franchisees. The franchise agreements have an initial term of five years with a renewal option for three additional successive terms of five years each. Franchisees pay a royalty to the Company of 2% of franchised retail stores gross sales. At February 3, 2001, there were 25 Company-owned retail stores and 50 franchised retail stores. And, at January 29, 2000, there were 25 Company-owned retail stores and 58 franchised retail stores.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year End

    The Company's fiscal year ends on the Saturday closest to January 31. The year ended February 3, 2001 consisted of 53 weeks. The years ended January 29, 2000 and January 30, 1999 consisted of 52 weeks.

  Principles of Consolidation

    The consolidated financial statements include the accounts of Successories, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial results of franchised stores have not been reflected in the Company's consolidated financial statements.

  Restricted Cash

    Restricted cash consists of a certificate of deposit in conjunction with the standby letter of credit, see Note 17 for further information. The maturity of the certificate of deposit is twelve months and stated at cost, which approximates fair value.

  Revenue Recognition

    Net product sales include retail, direct marketing, franchise and wholesale activities. Retail sales at the Company-owned stores are recognized at the point of sale, net of returns and allowances. Direct marketing, franchise and wholesale sales are recognized at the time orders are shipped to customers, net of returns and allowances. The Company's agreements generally require franchisees and licensees to remit continuing royalty and licensing fees on gross revenues derived from proprietary product sales. The Company recognizes these fees as revenue when actually earned.

F–9

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

    Catalog related advertising expense was $8,706,000, $7,783,000 and $8,072,000 for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

  Property and Equipment

    Property and equipment are recorded at cost. Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets, ranging from 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful life of the improvement or the term of the lease. Major renewals and betterments are capitalized, and maintenance and repair costs are charged to expense as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are written-off.

    Depreciation expense was $2,129,000, $2,536,000 and $2,139,000 for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively, which is included in cost of goods sold and operating expenses in the accompanying consolidated statements of operations.

  Deferred Financing Costs and Debt Discount

    Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related debt. In addition, stock warrants issued in conjunction with the credit facility were assigned a fair value using the Black-Scholes option pricing model and are being amortized over the term of the related debt. Amortization expense was $790,000, $356,000 and $196,000 for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

  Intangible Assets

    Intangible assets consist of new product development costs, goodwill and distribution rights. Such assets are being amortized on a straight-line basis. New product development costs consists of external costs incurred in development of products and includes licensing costs, which are amortized over a period of 3 years. Goodwill, which represents the cost of purchased businesses in excess of the fair value of net assets acquired, is being amortized over 15 years. Distribution rights are being amortized over a period of 5 years. The Company reviews the realizability of the intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, no such events or changes have occurred, except as disclosed in Note 9. Accumulated amortization amounted to $4,238,000 and $3,527,000 at February 3, 2001 and January 29, 2000, respectively. Amortization expense was $711,000, $771,000 and $774,000 for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

F–10

  Accounts Payable

    Checks outstanding of approximately $0 and $894,000, are included in accounts payable as of February 3, 2001 and January 29, 2000, respectively.

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

  Income (Loss) Per Share

    The Company computes income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is similar to basic income (loss) per share except the diluted computation gives effect to all dilutive potential common shares that were outstanding during the period.

  Comprehensive Income (Loss)

    The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes rules for the reporting and display of comprehensive income (loss) and its components.

  Foreign Currency Translation

    One of the Company's subsidiaries has operations in Canada. The assets and liabilities of this subsidiary are reported in local currency and translated at the current exchange rate in effect at the balance sheet date, with gains or losses resulting from such translation included in stockholders' equity.

F–11

Revenues and expenses are translated at the average exchange rate in effect at the time the underlying transaction occurred, with gains or losses resulting from such translation included in stockholder's equity. Realized currency gains or losses on transactions are included in the results of operations.

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

  Reclassifications

    Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3. ACCOUNTS AND NOTES RECEIVABLE

    Accounts and notes receivable consist of the following:

	February 3, 2001	January 29, 2000
Accounts receivable	$3,939,000	$3,722,000
Notes receivable	411,000	552,000

	4,350,000	4,274,000
Less allowance for doubtful accounts and sales returns	(583,000)	(549,000)

	3,767,000	3,725,000
Less current portion	(3,515,000)	(3,430,000)

Noncurrent portion	$252,000	$295,000

    A portion of the Company's sales are made through the extension of credit. Accounts receivable from credit sales are generally unsecured. Notes receivable are primarily from franchisees, and are generally secured by a personal guarantee and the assets of the franchised operations. The payments on the promissory notes started in July 1998 and continue through March 2003. The interest rates on the promissory notes range from 7% to 12%.

    For the year ended January 29, 2000, the Company converted three of its company-owned retail stores to franchised stores. The aggregate price for the sale of the stores net assets and inventory was $515,000, of which $395,000 was paid in cash and the balance of $120,000 was financed with promissory notes.

F–12

NOTE 4. INVENTORIES

    Inventories are comprised of the following:

	February 3, 2001	January 29, 2000
Finished goods	$5,461,000	$5,835,000
Raw materials	2,092,000	2,487,000

	7,553,000	8,322,000
Less reserve for obsolescence	(497,000)	(324,000)

	$7,056,000	$7,998,000

NOTE 5. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

	February 3, 2001	January 29, 2000
Leasehold improvements	$7,634,000	$7,611,000
Machinery and equipment	8,028,000	7,631,000
Furniture and fixtures	4,104,000	4,100,000
Vehicles	19,000	19,000
Construction in progress	122,000	—

	19,907,000	19,361,000
Less accumulated depreciation and amortization	(13,557,000)	(11,428,000)

	$6,350,000	$7,933,000

NOTE 6. DEBT

    Debt is comprised of the following:

	February 3, 2001	January 29, 2000
Bank borrowings:
Term loan	$3,090,000	$4,914,000
Revolving credit loan	—	2,119,000
Fixed rate loan	500,000	500,000
Capital lease obligations	20,000	72,000

	3,610,000	7,605,000
Less current portion	(3,597,000)	(3,544,000)

Long-term debt	$13,000	$4,061,000

    On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"). Per the agreement, as amended most recently on August 28, 2000, the facility is comprised of a $7.5 million term loan and a revolving credit loan. The revolving credit loan provides for maximum borrowings of $9 million through May 1, 2000 and for each succeeding July 1 through December 31. The maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 57% of eligible inventory, as defined, provided that from February through April eligible inventory is limited to $5 million through the year 2000 and $3 million in years thereafter. In addition, from August 2000 through February 2001, the borrowing base is further reduced by $1,500,000 ("Holdback") and in February 2001 shall be released if the amount of Holdback is applied to the scheduled payments of principal of the term loan

F–13

for the remainder of 2001. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. Interest is payable monthly. The interest rate on the term loan was 8.75% and revolving credit loan was 8.25% at February 3, 2001. The term loan is payable in quarterly installments of $312,500 through June 1, 2000, and $375,000 thereafter. Prepayments on the loans are required in certain cases including, among others, equity offerings and asset dispositions. As of February 3, 2001, available borrowings on the revolving credit loan were $6,000,000. On June 20, 1997, warrants to purchase 150,000 shares of the Company's common stock were issued to the Bank as part of this agreement. Initially these warrants had exercise prices ranging from $6.19 to $9.73 and expiration dates in June 2001; however, the exercise prices were subsequently adjusted to $2.00 and the expiration dates were extended to June 2005.

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

    In conjunction with the April 28, 1999 amendment, warrants to purchase an additional 300,000 shares of the Company's common stock were issued to the Bank at an exercise price of $2.50 that expire in July 2005. Subsequently with the April 6, 2000 amendment, the exercise price of the warrants were reduced to $2.00.

    The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and use of proceeds from certain equity offerings. At February 3, 2001 the Company was in compliance with the debt covenant requirements of the credit facility agreement.

    During the year ended February 3, 2001, pursuant to the terms of the Bank credit agreement, $3,956,000 of the net proceeds from the common stock offering were used to make a prepayment on the term loan in the amount of $375,000 and the remaining funds of $3,581,000 was applied against the revolving credit loan. For further information on the common stock offering by the Company, see Note 7.

    During the year ended January 29, 2000, pursuant to the terms of the Bank credit agreement, $2,745,000 of proceeds from the sale of convertible preferred stock by the Company were used to make a prepayment on the three quarterly installments through December 1, 1999 on the term loan in the amount of $1,000,000 and $1,745,000 was applied against the revolving credit loan. For further information on the sale of convertible preferred stock by the Company, see Note 8.

    For the year ended January 29, 2000, the Company obtained an amendment to the credit facility, dated April 6, 2000, to waive certain financial covenants. The financial covenants waived were the earnings before interest, taxes, depreciation and amortization ("EBITDA"), interest coverage ratio and fixed charge coverage ratio. In addition, the amendment adjusted certain financial covenants and limitations prospectively.

    The weighted average interest rates on borrowings outstanding as of February 3, 2001 and January 29, 2000 were 10.59% and 10.58%, respectively.

F–14

    Aggregate future maturities and prepayment of debt are as follows:

Fiscal year ending:
February 2, 2002	$3,597,000
February 1, 2003	13,000

$3,610,000

    Subsequent to fiscal 2000, in February 2001 the Company pre-paid the entire outstanding Bank term loan and fixed rate loan balance in the amount of $3,590,000. The above noted loans had payment terms through June 2003.

  Capital Leases

    The Company acquired certain equipment under lease arrangements which are being accounted for as capital leases for accounting purposes. Equipment under such leases has been recorded as property and equipment with a cost of approximately $961,000 as of both February 3, 2001 and January 29, 2000, and accumulated amortization of $961,000 at those dates, respectively. Amortization expense was $0, $76,000 and $149,000, for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

    The future minimum lease payments for all capital leases in effect as of February 3, 2001 are as follows:

Fiscal year ending:
February 2, 2002	$10,000
February 1, 2003	10,000
January 31, 2004	9,000

Total minimum lease payments	29,000
Less amount representing interest	(9,000)

Present value of net minimum lease payments	$20,000

NOTE 7. COMMON STOCK

    On October 3, 2000 the Company issued approximately 2,041,581 shares of common stock to its existing stockholders at a price of $2.00 per share, pursuant to the rights offering as described in form S-3 registration statement filed with the Securities and Exchange Commission on August 23, 2000. The net proceeds of the offering were $3,956,000. The Company used the net proceeds from the offering to make a prepayment on the term loan in the amount of $375,000 and the remaining funds were used to pay-down the revolver.

    The above noted offering includes proceeds from the sale of common stock to the Company's Chairman of the Board of Directors, directors and executive officers, in an aggregate amount of $3,544,000.

NOTE 8. CONVERTIBLE PREFERRED STOCK

    On May 28, 1999, the Company authorized and issued 503,092 shares of Series A convertible preferred stock to a group of investors, pursuant to Regulation D of the Securities Act of 1933. The Series A preferred stock has a par value of $0.01 per share and a purchase price of $2.425 per share. On October 18, 1999, the Company authorized and issued 101,667 shares of Series B convertible preferred stock to a group of investors, pursuant to Regulation D of the Securities Act of 1933. The Series B preferred stock has a par value of $0.01 per share and a purchase price of $15 per share. The

F–15

total proceeds of $2,745,000 from the sale of Series A and Series B preferred stock is comprised of $1,975,000 from the Company's Chairman of the board of Directors, a director and an executive officer, and $770,000 from outside investors. Dividends on the preferred stock accrue and are payable quarterly in either cash or common stock, at the Company's discretion, at the rate of 8% per annum, commencing on the date of issuance. Accrued and unpaid dividends shall be paid on (1) April 30, July 31, October 31 and January 31 of each year commencing on July 31, 2000 for Series A preferred stock and October 31, 2000 for Series B preferred stock, to the holders of record as they appear on the books and records of the Company 10 days preceding each payment date, and (2) the date certificates representing common stock of the Company are required to be delivered following any conversion of Series A and Series B convertible preferred stock. Holders of the preferred stock have the right to convert their shares, in whole or in part, into the Company's common stock. Each preferred share of Series A and Series B may be converted, at any time at the option of the holder thereof, into a certain number of the Company's common stock as is determined by dividing the stated value of Series A and Series B preferred stock by the applicable conversion price. The conversion price initially shall mean, with respect to the Series A preferred stock, an amount equal to $2.425 per share and, with respect to the Series B preferred stock, an amount equal to $2.3625 per share; provided that each such initial conversion price shall be subject to adjustment per the stated terms in the agreement. The above mentioned issuance of preferred stock also has certain other rights including pre-emptive rights, voting rights, board representation, registration rights and liquidation preference. At any time commencing one year after the date of issuance of the preferred stock, the holders of a majority of the preferred stock may require the Company to file a registration statement covering the conversion of such preferred stock to common stock.

    During the current year ended February 3, 2001, the shareholders of the Series A and Series B convertible preferred stock consented to waive any adjustment to the conversion price resulting from the common stock rights offering in October 2000. For further information on the common stock offering, see Note 7.

NOTE 9. ASSET IMPAIRMENT CHARGE

    In October 1996, the Company acquired the stock of British Links Golf Classics, Inc., (British Links) a catalog company specializing in golf-related wall decor, gifts and other collectibles for approximately $1.4 million. Substantially all of the purchase price was allocated to goodwill. Subsequently, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluated the realizability of the intangibles related to its British Links business. As the anticipated consumer demand for golf gifts developed more slowly than originally expected, the Company's future growth focus is on its core motivational products business, and plans to sell the golf catalog business to a strategic buyer have yet to materialize, the Company determined that the estimated future value of cash flows related to British Links is below the carrying value of the related goodwill. Given that the value of future cash flows is uncertain due to market conditions, during the year ended January 30, 1999 the Company recorded an asset impairment charge of approximately $1.3 million, which represents the unamortized carrying value of the goodwill for British Links.

F–16

NOTE 10. INCOME TAXES

    The provision for income taxes consists of the following:

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
Current:
Federal	$30,000	$—	$—
State	30,000	60,000	25,000
Foreign	—	—	(105,000)
Deferred	241,000	—	140,000

	$301,000	$60,000	$60,000

    A reconciliation between the federal statutory rate and the Company's effective tax rate is as follows:

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	5.0	5.0	5.0
Valuation allowance and other, net	2.2	(33.4)	(38.2)

	41.2%	5.6%	0.8%

    Deferred income taxes result from temporary differences in the recognition of revenues and expense for financial and income tax reporting purposes. The components of the net deferred tax asset are comprised of the following:

	February 3, 2001	January 29, 2000
Deferred income tax assets (liabilities), current:
Accounts receivable	$220,000	$78,000
Inventories	177,000	151,000
Loss carryforwards	600,000	—
Prepaid advertising and new product development	(1,002,000)	(759,000)
Other, primarily accruals	252,000	188,000

	247,000	(342,000)

Deferred income tax assets (liabilities), non-current:
Depreciation and amortization	1,365,000	1,039,000
Loss carryforwards	6,237,000	7,478,000
Valuation allowance	(2,976,000)	(2,976,000)

	4,626,000	5,541,000

Deferred income taxes assets (liabilities)—total	$4,873,000	$5,199,000

    Realization of the net deferred tax asset is largely dependent upon the Company generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. However, the amount of such realization could change in the near term if estimates of future taxable income during the carryforward period are increased or decreased. To the extent the net operating loss carryforwards and existing deductible temporary differences are not offset by existing taxable temporary differences reversing within the carryforward period, the remaining loss carryforwards are expected to be realized by achieving future profitable operations. The realization of the net deferred tax asset is not assured,

F–17

however, management believes that it is more likely than not that the net deferred tax asset will be realized.

    The Company has approximately $17,532,000 of tax net operating loss carryforwards as of February 3, 2001, which are available to reduce future taxable income and expire as follows:

2010	$10,183,000
2011	1,496,000
2019	4,401,000
2020	1,429,000
2021	23,000

Total	$17,532,000

NOTE 11. INCOME (LOSS) PER SHARE

    Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The computations of basic and diluted income (loss) per share are as follows:

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
Numerator for basic and diluted income/(loss) per share:
Net income/(loss)	$430,000	$(1,127,000)	$(7,336,000)
Less: Preferred stock dividends	223,000	101,000	—

Numerator for basic and diluted income/(loss) per share	$207,000	$(1,228,000)	$(7,336,000)

Denominator for basic and diluted income/(loss) per share:
Weighted average common stock shares	7,664,215	6,927,668	6,768,929

Income/(loss) per share:
Basic and diluted income/(loss) per share	$0.03	$(0.18)	$(1.08)

    The diluted computations for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, did not assume the exercise of stock options and warrants, nor the conversion of preferred stock due to their antidilutive effect on income (loss) per share. At February 3, 2001, there were options to purchase 1,134,460 shares of stock, warrants to purchase 522,464 shares of stock and preferred stock convertible into 1,148,595 shares of stock outstanding. See Note 6 for further information on stock warrants, Note 15 for further information on stock options and Note 8 for details on convertible preferred stock.

NOTE 12. RELATED PARTY TRANSACTIONS

    During the year ended February 3, 2001, the Company received proceeds from the sale of common stock to the Company's Chairman of the Board of Directors, directors and executive officers, in an aggregate amount of $3,544,000. For further information on the sale of common stock by the Company, see Note 7.

    During the year ended January 29, 2000, the Company received proceeds from the sale of convertible preferred stock to the Company's Chairman of the Board of Directors, a director and an executive officer, in an aggregate amount of $1,975,000. For further information on the sale of convertible preferred stock by the Company, see Note 8.

F–18

    During the year ended January 29, 2000 and January 30, 1999, shareholders of the Company provided consulting services related to tax and financial, and legal matters. Fees paid for tax and financial services were $48,000 and $179,000 for the years ended January 29, 2000 and January 30, 1999, respectively. Fees paid for legal services were $129,000 and $103,000 for the years ended January 29, 2000 and January 30, 1999, respectively.

NOTE 13. SEGMENT AND RELATED INFORMATION

    The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim financial reports issued to shareholders.

    The Company's reportable segments are the various distribution channels used to market its products. The Company's products have similar purposes and uses in each channel of distribution, but profitability varies among the channels. The Company considers itself a single line of business with products that are marketed through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores), wholesale and sales to franchisees channels. The Company has five reportable segments—Direct Marketing—Successories, Direct Marketing—Golf, Retail Company-owned stores, Wholesale and Sales to Franchisees.

    The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income (loss) before other income (expense) and income taxes.

F–19

    Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" row includes corporate related items not allocated to reportable segments.

	Net Sales	Segment Profit (Loss)	Total Assets	Capital Expenditures	Depreciation and Amortization
Year Ended February 3, 2001:
Direct Marketing Successories	$33,620,000	$5,895,000	$4,035,000	$139,000	$287,000
Direct Marketing Golf	110,000	71,000	215,000	—	—
Retail Company-owned stores	11,383,000	572,000	3,861,000	20,000	662,000
Wholesale	482,000	325,000	3,000	—	—
Sales to Franchisees	6,466,000	1,487,000	1,370,000	—	29,000
Other	—	(7,920,000)	19,307,000	387,000	1,862,000

CONSOLIDATED	$52,061,000	$430,000	$28,791,000	$546,000	$2,840,000

Year Ended January 29, 2000:
Direct Marketing Successories	$28,901,000	$5,645,000	$3,275,000	$100,000	$274,000
Direct Marketing Golf	1,485,000	(133,000)	495,000	—	—
Retail Company-owned stores	13,406,000	32,000	4,697,000	120,000	1,152,000
Wholesale	880,000	(305,000)	118,000	—	—
Sales to Franchisees	7,030,000	1,778,000	1,572,000	—	20,000
Other	—	(8,144,000)	20,872,000	567,000	1,861,000

CONSOLIDATED	$51,702,000	$(1,127,000)	$31,029,000	$787,000	$3,307,000

Year Ended January 30, 1999:
Direct Marketing Successories	$25,740,000	$4,327,000	$2,066,000	$—	$224,000
Direct Marketing Golf	3,372,000	(2,479,000)	764,000	—	88,000
Retail Company-owned stores	16,330,000	(824,000)	6,527,000	1,245,000	763,000
Wholesale	1,814,000	(236,000)	1,079,000	—	—
Sales to Franchisees	5,608,000	1,373,000	1,456,000	—	19,000
Other	—	(9,497,000)	22,678,000	953,000	1,819,000

CONSOLIDATED	$52,864,000	$(7,336,000)	$34,570,000	$2,198,000	$2,913,000

    The Company utilizes its facilities and majority of its assets interchangeably among each distribution channel. Assets that relate specifically to a reportable segment have been included in the above table. Assets identified to the reportable segments are primarily cash, receivables, inventory, prepaid catalogs, property and equipment, and intangibles.

    The following table presents the details for "Other" segment profit (loss):

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
Other expense (income):
Contract framing	$(355,000)	$—	$—
Corporate administrative expenses	4,387,000	4,689,000	6,119,000
Depreciation and amortization expense	1,862,000	1,861,000	1,819,000
Interest expense and other	1,725,000	1,534,000	1,499,000
Income tax expense	301,000	60,000	60,000

	$7,920,000	$8,144,000	$9,497,000

F–20

    Corporate administrative expenses are primarily charges for those functions not specifically attributable to any specific segment; these functions include the product development, merchandising, information systems, accounting, legal, human resource and executive departments. Included in the expenses associated with these functions are payroll and related costs, professional fees, information system maintenance costs, office occupancy costs, and property and casualty insurance.

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

    For the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, net product sales by product categories were as follows:

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
Wall Décor	44%	46%	44%
Desktop accessories	23%	22%	23%
Books and stationery	18%	18%	17%
Personalized gifts and awards	14%	11%	9%
Other	1%	3%	7%

    For the above noted years, no single customer or group under common control represented 10% or more of the Company's sales.

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
Cash paid during the year for:
Income taxes	$41,000	$44,000	$26,000
Interest	755,000	1,260,000	1,188,000
Noncash investing and financing activities:
Notes receivable issued on sale of property and Equipment	—	—	$477,000
Preferred stock dividends	$223,000	$101,000	—

NOTE 15. OPTIONS AND WARRANTS

    The Company has a stock option plan (the "Option Plan") which provides for the grant of stock options to directors, executive officers and other employees of the Company. On July 22, 1997, the number of the Company's common stock shares available for grant under the Option Plan increased from 1,450,000 to 1,700,000 shares. The number of options to be granted or issued and the terms thereof are approved by the Compensation Committee of the Company's Board of Directors, which is comprised of non-employee directors. The exercise price of the options is equal to the fair market value of the common stock on the date of grant. Options granted under the Option Plan generally vest after three to five years and expire ten years from the date of grant.

F–21

    A summary of the status of the Option Plan as of February 3, 2001, January 29, 2000 and January 30, 1999, and changes during the periods then ended are as follows:

	Year Ended February 3, 2001		Year Ended January 29, 2000		Year Ended January 30, 1999
	Shares	Weighted Average Ex. Price	Shares	Weighted Average Ex. Price	Shares	Weighted Average Ex. Price
Outstanding, beg. of year	1,097,460	$5.27	1,436,528	$5.77	1,293,170	$6.24
Granted	85,000	1.92	77,000	2.82	206,000	3.00
Exercised	—	—	—	—	—	—
Forfeited	(48,000)	(5.05)	(246,440)	(6.18)	(32,914)	(6.41)
Expired/canceled	—	—	(169,628)	(7.06)	(29,728)	(6.26)

Outstanding, end of year	1,134,460	5.03	1,097,460	5.27	1,436,528	5.77
Exercisable, end of year	918,976	5.47	797,985	5.78	869,006	6.25
Weighted-average fair value of options granted		1.55		2.50		2.62

    The following table summarizes information about options and warrants outstanding at February 3, 2001:

	Outstanding			Exercisable
	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Range of exercise prices for options:
$1.875 - $2.81	195,000	8.4	$2.10	69,300	$2.19
$2.875 - $3.25	113,000	7.8	2.94	77,500	2.96
$5.33 - $8.00	802,460	3.8	5.82	748,976	5.81
$8.25 - $9.00	9,000	4.9	8.69	8,200	8.73
$14.66	15,000	3.8	14.66	15,000	14.66

    The Company has a non-compensatory Employee Stock Purchase Plan which expires in September 2001. The Company intends that the Stock Purchase Plan qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Generally, the Stock Purchase Plan provides for qualifying employees to elect to have a percentage of their compensation used to purchase shares of the Company's common stock. Shares purchased under the Stock Purchase Plan totaled 24,625, 19,920 and 20,850 for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

    The Company has also issued stock warrants in connection with certain financing transactions. Such warrants generally vest immediately and expire five to eight years from the date of issuance. As of February 3, 2001, warrants for 522,464 shares to purchase common stock of the Company were outstanding and exercisable. These warrants have a weighted average exercise price of $2.00 and a weighted average remaining contractual life of 4.5 years. For further information on stock warrants, see Note 6.

    The Company measures compensation cost for its stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation has been recognized for the Company's stock plans in the consolidated financial statements. Had compensation cost under these plans been determined consistent with the method

F–22

outlined in SFAS No. 123, the Company's net (loss) income and income (loss) per share would have been reduced to the following pro forma amounts:

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
Net income (loss):
As reported	$430,000	$(1,127,000)	$(7,336,000)
Pro forma	35,000	(1,249,000)	(7,905,000)
Basic and diluted loss per share:
As reported	0.03	(0.18)	(1.08)
Pro forma	—	(0.19)	(1.17)

    The fair value of each option grant was estimated on the date of the grant and the fair value of each warrant is estimated on the date of issue, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
Stock Options:
Dividend yield	$—	$—	$—
Volatility	71.0%	85.4%	88.6%
Risk-free interest	6.1%	4.9%	4.7%
Expected term (years)	10	10	10
Stock Warrants:
Dividend yield	$—	$—	$—
Volatility	68.4%	62.5%	59.5%
Risk-free interest	6.5%	5.3%	4.7%
Expected term (years)	5.3	6.3	5.0

    In addition, the Company has issued 304,000 non-qualified options to certain employees, directors and former directors. These options have a weighted average contractual life of 4.3 years and a weighted average exercise price of $5.54. Currently, 204,000 of the non-qualified options are currently exercisable with a weighted average exercise price of $6.53.

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

NOTE 16. 401(k) PLAN

    The Company has a 401(k) Retirement Savings Plan in which all full-time employees who have completed one year of service are eligible to participate. Enrollment is open on the January 1st, April 1st, July 1st, or October 1st immediately following one year of service. The Company matches 20% of each employee's contribution, up to a maximum of 6% of base salary. The Company's contributions to the 401(k) Plan were $51,000, $58,000, and $42,000, for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

F–23

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

    The future minimum rental payments for all operating leases with noncancelable terms in excess of one year as of February 3, 2001, are as follows:

	Office and Warehouse	Retail Locations	Total
Fiscal year ending:
February 2, 2002	$753,000	$1,091,000	$1,844,000
February 1, 2003	771,000	980,000	1,751,000
January 31, 2004	790,000	966,000	1,756,000
January 29, 2005	811,000	785,000	1,596,000
January 28, 2006	831,000	319,000	1,150,000
Thereafter	2,920,000	378,000	3,298,000

	$6,876,000	$4,519,000	$11,395,000

    Rental expense for all operating leases was $2,164,000, $2,661,000 and $3,057,000, for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

    In addition, the Company is a guarantor on four of the franchised retail store location leases.

  Employment Agreements

    The Company has employment agreements with certain key officers. The agreements provide for aggregate annual salaries of $675,000, and contain confidentiality and noncompetition provisions. The agreements expire from 2002 through 2003.

  Letter of Credit

    The Company has a standby letter of credit outstanding in the amount of $250,000 that is secured by a certificate of deposit. The letter of credit serves as security for the lease of the Company's corporate office and manufacturing/warehouse facility.

  Legal Matters

    In May 1998, Wascher Corporation ("Wascher"), a franchisee of the Company, filed a Demand for Arbitration dated May 26, 1998 with the American Arbitration Association (Case No. 51-114-00227-98). Wascher alleged the following causes of action against the Company: breach of contract, breach of good faith and fair dealing, common law fraud, unfair competition, Robinson-Patman Act violation, tortious interference with contract and violation of the Wisconsin Fair Dealership Act. Wascher alleged and sought an award in an amount in excess of $250,000 plus costs, disbursements and attorney's fees, an award of both treble and punitive damages, and such other relief deemed just and equitable. Wascher, through its attorney, sent a letter dated January 18, 2001 to the American Arbitration Association, indicating its willingness to dismiss the matter without prejudice if the Company

F–24

concurred. The Company stated that it would not object to the dismissal. The American Arbitration Association advised the parties that effective April 27, 2001 the matter was dismissed without prejudice.

    Except as noted above, there were no other material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in the ordinary course of its business and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of any such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

NOTE 18. NEW ACCOUNTING PRONOUNCEMENT

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

NOTE 19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	(dollars in thousands, except for share data)
Year Ended February 3, 2001:	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
Net sales	$12,319	$11,480	$12,781	$15,481
Gross profit	6,962	6,475	6,490	8,729
Operating (loss) income	(32)	72	808	1,608
(Loss) income before income taxes	(361)	(272)	332	1,032
Net (loss) income	(361)	(272)	332	731
Net (loss) income per share: Basic and diluted	(0.06)	(0.05)	0.04	0.07
Year Ended January 29, 2000:	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
Net sales	$12,056	$11,609	$12,025	$16,012
Gross profit	6,794	6,419	6,333	8,620
Operating (loss) income	(175)	(439)	60	1,021
(Loss) income before income taxes	(557)	(769)	(392)	651
Net (loss) income	(557)	(769)	(392)	591
Net (loss) income per share:
Basic	(0.08)	(0.11)	(0.06)	0.08
Diluted	(0.08)	(0.11)	(0.06)	0.07

F–25

SUCCESSORIES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of Period	Charged to costs and Expenses	(1) Deductions	Balance at end of Period
February 3, 2001
Allowance for doubtful accounts	$374,000	$528,000	$(433,000)	$469,000
Reserve for sales returns	175,000	583,000	(644,000)	114,000
Reserve for obsolescence	324,000	215,000	(42,000)	497,000
Tax valuation allowance	2,976,000	—	—	2,976,000
January 29, 2000
Allowance for doubtful accounts	$515,000	$70,000	$(211,000)	$374,000
Reserve for sales returns	145,000	651,000	(621,000)	175,000
Reserve for obsolescence	219,000	105,000	—	324,000
Tax valuation allowance	2,396,000	580,000	—	2,976,000
January 30, 1999
Allowance for doubtful accounts	$126,000	$584,000	$(195,000)	$515,000
Reserve for sales returns	484,000	1,128,000	(1,467,000)	145,000
Reserve for obsolescence	128,000	91,000	—	219,000
Tax valuation allowance	—	2,396,000	—	2,396,000

(1)
Write-offs, net of recoveries

F–26

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUCCESSORIES, INC.
Date May 1, 2001	By:	/s/ JACK MILLER Jack Miller Chairman of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ JACK MILLER Jack Miller Chairman of the Board of Directors	May 1, 2001
/s/ GARY J. ROVANSEK Gary J. Rovansek President, Chief Executive Officer, and Director (Principal Executive Officer)	May 1, 2001
/s/ JOHN C. CARROLL John C. Carroll Senior Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	May 1, 2001
/s/ ARNOLD M. ANDERSON Arnold M. Anderson Director	May 1, 2001
/s/ HOWARD I. BERNSTEIN Howard I. Bernstein Director	May 1, 2001
/s/ LAWRENCE A. HODGES Lawrence A. Hodges Director	May 1, 2001
/s/ R. SCOTT MORRISON, JR. R. Scott Morrison, Jr. Director	May 1, 2001
/s/ LESLIE NATHANSON JURIS Leslie Nathanson Juris Director	May 1, 2001

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant—Amended and Restated as of October 28, 1999(21)
3.3	By-laws of Registrant(1)
3.4	Amended and Restate Certificate of Designation of Series A and Series B Convertible Preferred Stock(19)
4.1	Specimen Common Stock Certificate(18)
4.2	Specimen Series A Cumulative Convertible Preferred Stock Certificate(20)
4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate(20)
10.1	Form of Franchising Agreement(18)
10.2	Stock Option Instrument for Arnold M. Anderson dated November 19, 1991(1)*
10.3	Successories, Inc. Stock Option Plan (filed herewith)*
10.4	Joint Venture Agreement with Morrison DFW, Inc. and related documents(4)
10.5	Indemnification Agreement dated April 7, 1999 between the Company and Arnold M. Anderson(17)*

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
10.7	Common Stock Option Agreement granted to Arnold M. Anderson and Incentive Stock Option Agreement granted to Arnold M. Anderson(9)*
10.8(a)	Employment Agreement with Arnold M. Anderson dated March 1, 1996(10)*
10.8(b)	Employment Agreement with Arnold M. Anderson dated January 14, 1997(21)*
10.8(c)	Addendum to Employment Agreement with Arnold M. Anderson dated February 16, 2000(21)*
10.9	Employment Agreement with Michael H. McKee dated June 1, 1999(18)*
10.10
Form of Subordinated Note Extensions, Stock Options and Subordination Agreement relating to the extension of $1,250,000 of Subordinated Notes, and options to purchase 125,000 shares of the Company's Common Stock(2)
10.11	Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997(13)
10.12	First Amendment to Credit Agreement between the Company and The Provident Bank dated as of July 16, 1997(13)
10.13	Lease Agreement between LaSalle National Trust, N.A. as Trustee under Trust No. 120358 and Celex Group, Inc.(14)
10.14	Second Amendment to Credit Agreement between the Company and The Provident Bank dated as of May 14, 1998(14)

10.15	Third Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 1, 1998(15)
10.16	Employment Agreement with Gary Rovansek dated October 29, 1998(15)*
10.17	Fourth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 28, 1999(17)
10.18	Warrants to Purchase Common Stock of the Company granted to The Provident Bank dated as of April 29, 1999(17)
10.19	Preferred Stock Purchase Agreement, dated as of May 28, 1999, by and among the Company and the investors(16)
10.20	Registration Rights Agreement, dated as of May 28, 1999, by and among the Company and the investors(16)
10.21	Preferred Stock Purchase Agreement, dated as of October 18, 1999, by and among the Company and the investors(19)
10.22	Registration Rights Agreement, dated as of October 18, 1999, by and among the Company and the investors(19)
10.23	Fifth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 6, 2000(22)
10.24	Sixth Amendment to Credit Agreement between the Company and The Provident Bank dated as of August 28, 2000(23)
10.25	Joint Venture Agreement with Celebrating Excellence of Minnesota, Inc. and related documents (filed herewith)
21.1	Subsidiaries of the Registrant(4)

*
Denotes management contract, or compensating plan or arrangement required to be filed as an exhibit.

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

(23)
Previously filed with the Company's Form 10-Q Report for the quarter ended October 28, 2000, and incorporated herein by reference.

QuickLinks

TABLE OF CONTENTS
PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Index to Financial Statements and Financial Statement Schedules
Consolidated Balance Sheets
Consolidated Statements of Operations
SUCCESSORIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SUCCESSORIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SUCCESSORIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SUCCESSORIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II—valuation and Qualifying Accounts
SIGNATURES
INDEX TO EXHIBITS