Form 10-Q
period 2001-05-05
SUCCESSORIES INC
filed 2001-06-15
CIK 911323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 5, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/ No / /

   Registrant had 9,212,019 shares of common stock, $.01 par value, outstanding as of May 31, 2001.

SUCCESSORIES, INC.
INDEX TO FORM 10-Q

			Page Number
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations and Comprehensive Loss	4
		Consolidated Statement of Stockholders' Equity	5
		Consolidated Statements of Cash Flows	6
		Notes to Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	16
	Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURES			17
INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION

SUCCESSORIES, INC.
Consolidated Balance Sheets

	May 5, 2001 (unaudited)	February 3, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,012,000	$2,468,000
Accounts and notes receivable, net	2,961,000	3,515,000
Inventories, net	6,167,000	7,056,000
Prepaid catalog expenses	2,085,000	1,908,000
Deferred income taxes and other prepaid expenses	709,000	568,000

Total current assets	12,934,000	15,515,000
Restricted cash	250,000	250,000
Property and equipment, net	5,895,000	6,350,000
Notes receivable	223,000	252,000
Deferred financing costs and debt discount, net	277,000	528,000
Deferred income taxes, net	4,626,000	4,626,000
Intangibles and other assets, net	1,214,000	1,270,000

TOTAL ASSETS	$25,419,000	$28,791,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,113,000	$3,597,000
Accounts payable	1,392,000	865,000
Accrued expenses and deferred income taxes	1,414,000	2,216,000

Total current liabilities	4,919,000	6,678,000
Long-term debt, net of current portion	12,000	13,000

Total liabilities	4,931,000	6,691,000

Minority interest	18,000	101,000

Stockholders' equity:
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 503,092 of Series A and 101,667 of Series B shares issued and outstanding; liquidation value $.01 per share plus accrued dividends	6,000	6,000
Common stock, $.01 par value; 20,000,000 shares authorized; 9,212,019 and 9,181,196 shares issued and outstanding, respectively	92,000	92,000
Common stock warrants	2,324,000	2,324,000
Notes receivable from stockholders	(118,000)	(148,000)
Additional paid-in capital	33,198,000	33,136,000
Accumulated deficit	(14,973,000)	(13,356,000)
Accumulated other comprehensive loss	(59,000)	(55,000)

Total stockholders' equity	20,470,000	21,999,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,419,000	$28,791,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended
	May 5, 2001	April 29, 2000
Net product sales	$11,086,000	$12,319,000
Cost of goods sold	5,200,000	5,357,000

Gross profit on product sales	5,886,000	6,962,000
Fees, royalties and other income	226,000	215,000

Gross margin	6,112,000	7,177,000
Operating expenses	7,365,000	7,209,000

Loss from operations	(1,253,000)	(32,000)

Other income (expense):
Interest expense	(80,000)	(284,000)
Minority interests in subsidiaries	(24,000)	(48,000)
Interest income	16,000	5,000
Other, net	(2,000)	(2,000)

Total other expense	(90,000)	(329,000)

Loss before income tax and extraordinary item	(1,343,000)	(361,000)
Income tax	—	—

Loss before extraordinary item	(1,343,000)	(361,000)
Extraordinary loss on early extinguishment of debt	219,000	—

Net loss	$(1,562,000)	$(361,000)

Dividend to preferred shareholders	55,000	55,000

Loss available to common stockholders	$(1,617,000)	$(416,000)

Foreign currency translation adjustment	(4,000)	1,000

Comprehensive loss	$(1,566,000)	$(360,000)

Loss per share (basic and diluted):
Loss before extraordinary item	$(0.15)	$(0.06)

Net loss	$(0.18)	$(0.06)

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.
Consolidated Statement Of Stockholders' Equity
(Unaudited)

	Convertible Preferred Stock
			Common Stock			Notes Receivable From Stockholders
					Common Stock Warrants		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at February 3, 2001	604,759	$6,000	9,181,196	$92,000	$2,324,000	$(148,000)	$33,136,000	$(13,356,000)
Net loss	—	—	—	—	—	—	—	(1,562,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Notes receivable payments	—	—	—	—	—	30,000	—	—
Common stock transactions:
Sales of common shares	—	—	6,090	—	—	—	8,000	—
Preferred stock dividend issued as common stock	—	—	24,733	—	—	—	54,000	—
Preferred stock transactions:
Preferred stock dividends	—	—	—	—	—	—	—	(55,000)

Balance at May 5, 2001	604,759	$6,000	9,212,019	$92,000	$2,324,000	$(118,000)	$33,198,000	$(14,973,000)

	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at February 3, 2001	$(55,000)	$21,999,000
Net loss	—	(1,562,000)
Foreign currency translation adjustment	(4,000)	(4,000)
Notes receivable payments	—	30,000
Common stock transactions:
Sales of common shares	—	8,000
Preferred stock dividend issued as common stock	—	54,000
Preferred stock transactions:
Preferred stock dividends	—	(55,000)

Balance at May 5, 2001	$(59,000)	$20,470,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	May 5, 2001	April 29, 2000
Cash flows from operating activities:
Net loss	$(1,562,000)	$(361,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	712,000	687,000
Amortization of debt discount	32,000	72,000
Minority interests in subsidiaries	24,000	48,000
Extraordinary loss on early extinguishment of debt	219,000	—

	(575,000)	446,000
Changes in operating assets and liabilities:
Accounts and notes receivable	553,000	(67,000)
Inventories	889,000	(80,000)
Prepaid catalog expenses	(177,000)	(134,000)
Other prepaid expenses	(140,000)	(152,000)
Accounts payable	527,000	(62,000)
Accrued expenses	(803,000)	57,000
Other assets	(107,000)	(90,000)

Net cash provided by (used in) operating activities	167,000	(82,000)

Cash flows from investing activities:
Proceeds from notes receivable issued in connection with sale of property and equipment	29,000	36,000
Purchase of property and equipment	(98,000)	(32,000)

Net cash (used in) provided by investing activities	(69,000)	4,000

Cash flows from financing activities:
Proceeds from sale of common stock	8,000	29,000
Net borrowings on revolving credit loan	2,106,000	741,000
Repayments of long-term debt	(3,591,000)	(711,000)
Distributions to joint venture partners	(107,000)	(142,000)
Proceeds from notes receivable issued to stockholders	30,000	—

Net cash used in financing activities	(1,554,000)	(83,000)

Net decrease in cash	(1,456,000)	(161,000)
Cash and cash equivalents, beginning of period	2,468,000	939,000

Cash and cash equivalents, end of period	$1,012,000	$778,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.
Notes To Consolidated Financial Statements
(Unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS

    Successories, Inc. and its subsidiaries (collectively the "Company") design, manufacture, and market a diverse range of motivational and self-improvement products, many of which are the Company's own proprietary designs. The Company considers itself a single line of business with products that are marketed primarily under the Successories name through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores), sales to franchisees and wholesale distribution channels. The Company operates a chain of Successories retail stores located in the United States and Canada. The Company also operates a franchising program whereby it sells franchises to market the Company's products under the Successories trademark.

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

    The Company's fiscal year ends on the Saturday closest to January 31. References to the three months ended May 5, 2001, and April 29, 2000, refer to the thirteen weeks ended on the dates indicated.

    The results of operations for the three months ended May 5, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

NOTE 3. INVENTORIES

    Inventories are comprised of the following:

	May 5, 2001	February 3, 2001
Finished goods	$4,538,000	$5,461,000
Raw Materials	2,126,000	2,092,000

	6,664,000	7,553,000
Less: reserve for obsolescence	(497,000)	(497,000)

	$6,167,000	$7,056,000

NOTE 4. DEBT

    Debt consists of the following:

	May 5, 2001	February 3, 2001
Bank borrowings:
Term loan	$—	$3,090,000
Revolving credit loan	2,106,000	—
Fixed rate loan	—	500,000
Capital lease obligations	19,000	20,000

	2,125,000	3,610,000
Less: current portion	(2,113,000)	(3,597,000)

Long-term debt	$12,000	$13,000

    On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"), which is comprised of a revolving credit loan, term loan and fixed rate loan. The revolving credit loan provides for maximum borrowings of $9 million for each succeeding July 1 through December 31. The maximum borrowings at all other times is $6 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 57% of eligible inventory, as defined. A commitment fee of 0.5% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and all borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime to a maximum of prime plus 3.00% on the revolving credit loan. The fixed rate loan bears interest at 12%. Interest is payable monthly. The interest rate on the outstanding revolving credit loan was 7.5% at May 5, 2001. As of May 5, 2001, available borrowings on the revolving credit loan were $3,894,000.

    In the current year first quarter 2001, the Company pre-paid the entire outstanding Bank term loan and fixed rate loan balance in the amount of $3,590,000. The above noted loans had payment terms through June 2003. The Company recorded an extraordinary loss of $219,000 related to the early debt extinguishment in the current year quarter ended May 5, 2001. The extraordinary loss represents the write-off of the unamortized debt discount associated with the term loan and fixed rate loan.

    The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and use of proceeds from certain equity offerings. At May 5, 2001, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

    The weighted average interest rates on cash interest expense for borrowings outstanding as of May 5, 2001 and April 29, 2000 were 8.6% and 11.3%, respectively.

NOTE 5. INCOME TAXES

    Realization of the net deferred tax asset is largely dependent upon the Company generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. However, the amount of such realization could change in the near term if estimates of future taxable income during the carryforward period are increased or decreased. To the extent the net operating loss carryforwards and existing deductible temporary differences are not offset by existing taxable temporary differences reversing within the carryforward period, the remaining loss carryforwards are expected to be realized by achieving future profitable operations. The realization of the net deferred tax asset is not assured, however, management believes that it is more likely than not that the net deferred tax asset will be realized.

NOTE 6. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosures to the statements of cash flows are as follows:

	Three Months Ended
	May 5, 2001	April 29, 2000
Cash paid during the period for:
Income taxes	$87,000	$18,000
Interest	48,000	212,000
Non-cash investing and financing activities:
Preferred stock dividends	$55,000	$55,000
Revaluation of stock warrants	—	33,000

NOTE 7. LOSS PER SHARE

    The computations of basic and diluted loss per share were as follows:

	Three Months Ended
	May 5, 2001	April 29, 2000
Numerator for loss before extraordinary item per share:
Loss before extraordinary item	$(1,343,000)	$—
Less: Preferred stock dividends	(55,000)	—

Numerator for loss before extraordinary item per share	$(1,398,000)	$—

Numerator for net loss per share:
Net loss	$(1,562,000)	$(361,000)
Less: Preferred stock dividends	(55,000)	(55,000)

Numerator for net loss per share	$(1,617,000)	$(416,000)

Denominator for loss per share:
Weighted average common stock shares	9,183,826	6,936,296

Basic and diluted loss per share:
Loss before extraordinary item	$(0.15)	$(0.06)

Net loss	$(0.18)	$(0.06)

    Stock options, warrants, and convertible preferred stock were not included in the computation of the diluted loss per share, due to their antidilutive effect on the loss per share.

NOTE 8. SEGMENT AND RELATED INFORMATION

    The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim financial reports issued to shareholders.

    The Company's reportable segments are the various distribution channels used to market its products. The Company's products have similar purposes and uses in each channel of distribution, but profitability varies among the channels. The Company considers itself a single line of business with products that are marketed through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores), sales to franchisees and other channels. In addition, the Company generates revenue from providing framing services to outside corporate businesses on a contract fee basis. The Company has four reportable segments—Direct Marketing—Successories, Retail Company-owned stores, Sales to Franchisees and other segments (Direct Marketing—Golf, Wholesale and Contract framing).

    The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements in the Company's 10-K. The Company evaluates the performance of its operating segments based on income (loss) before other income (expense), income taxes and extraordinary item.

    Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Corporate" row includes general corporate related items not allocated to reportable segments.

	Net Sales	Segment Profit (Loss)	Total Assets	Capital Expenditures	Depreciation and Amortization
Three Months Ended May 5, 2001:
Direct Marketing Successories	$7,672,000	$530,000	$4,134,000	$15,000	$67,000
Retail Company-owned stores	2,106,000	(280,000)	3,289,000	—	146,000
Sales to Franchisees	927,000	38,000	1,168,000	—	3,000
Other segments	381,000	71,000	347,000	—	—
Corporate	—	(1,921,000)	16,481,000	83,000	496,000

CONSOLIDATED	$11,086,000	$(1,562,000)	$25,419,000	$98,000	$712,000
Three Months Ended April 29, 2000:
Direct Marketing Successories	$8,558,000	$1,150,000	$3,692,000	$—	$48,000
Retail Company-owned stores	2,408,000	9,000	4,292,000	2,000	226,000
Sales to Franchisees	1,164,000	255,000	1,410,000	—	8,000
Other segments	189,000	54,000	504,000	—	—
Corporate	—	(1,829,000)	20,121,000	30,000	405,000

CONSOLIDATED	$12,319,000	$(361,000)	$30,019,000	$32,000	$687,000

    The Company utilizes its facilities and the majority of its assets interchangeably among each distribution channel. Assets that relate specifically to a reportable segment have been included in the above table. Assets identified to the reportable segments are primarily cash, receivables, inventory, prepaid catalogs, property and equipment, and intangibles.

    The following table presents the details for "Corporate":

	Three Months Ended
	May 5, 2001	April 29, 2000
Corporate expenses	$1,116,000	$1,095,000
Unallocated depreciation and amortization expense	496,000	405,000
Other expenses	90,000	329,000
Extraordinary loss on early debt extinguishment	219,000	—

	$1,921,000	$1,829,000

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

    For the three months ended May 5, 2001 and April 29, 2000, net product sales by product categories were as follows:

	Three Months Ended
	May 5, 2001	April 29, 2000
Wall décor	43%	48%
Desktop accessories	20%	18%
Books and stationery	18%	16%
Personalized gifts and awards	17%	16%
Other	2%	2%

NOTE 9. NEW ACCOUNTING PRONOUNCEMENT

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter referred to as Statement) which is applicable to the Company beginning on February 4, 2001. Under this Statement, all derivative instruments are to be recorded at their fair values. If the derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are to be included in current earnings. Fair value adjustments related to cash flow hedges are to be recorded in other comprehensive income and reclassified to earnings when hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income currently. This Statement did not have a significant impact on the Company's financial statements since it currently does not use derivative instruments in its business.

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

    The Company's products are marketed primarily under its Successories name through direct marketing (catalog, electronic commerce and telemarketing), retail channel (Company-owned stores), sales to franchisees and other channels. Although the Company utilizes multiple distribution channels for its products, the Company's products have similar purposes and uses in each channel of distribution. The profitability varies among products and distribution channels. The Company utilizes its facilities interchangeably for each distribution channel. Furthermore, the marketing channels are directed at a single customer base located primarily in North America. In addition, the Company generates revenue from providing framing services to outside corporate businesses on a contract fee basis. These operations allow better utilization of personnel and facilities mostly during the Company's seasonally slower production periods.

    For the three months ended May 5, 2001 and April 29, 2000, net product sales for the various distribution channels, as a percentage of total net product sales, were as follows:

	Three Months Ended
	May 5, 2001	April 29, 2000
Direct marketing—Successories	69.2%	69.5%
Retail Company-owned stores	19.0%	19.5%
Sales to franchisees	8.4%	9.4%
Other channels	3.4%	1.6%

    The gross profit margins for direct marketing and retail vary due to differences in product mix and volume discounts taken by customers based on order size. The gross profit margin for sales to franchisees is lower than direct marketing and retail channels since these sales are generally made at a significant discount from retail price.

    As previously announced, the Company has suspended its efforts to sell the remaining Company-owned retail stores and is focused on developing a new model targeted to reach businesses residing in a store's community. While testing this new retail model, the Company will not be adding new franchisees to the system.

RESULTS OF OPERATIONS

    The following table sets forth the results of operations for the three months ended May 5, 2001 and April 29, 2000.

(Dollars in thousands)

	Three Months Ended				Increase (Decrease)
	May 5, 2001		April 29, 2000
	Amount	%	Amount	%	Amount	%
Net product sales	$11,086	100.0	$12,319	100.0	$(1,233)	(10.0)
Cost of goods sold	5,200	46.9	5,357	43.5	(157)	(2.9)

Gross profit on product sales	5,886	53.1	6,962	56.5	(1,076)	(15.5)
Fees, royalties and other income	226	2.0	215	1.7	11	5.1

Gross margin	6,112	55.1	7,177	58.2	(1,065)	(14.8)
Operating expenses	7,365	66.4	7,209	58.5	156	2.2

Loss from operations	(1,253)	(11.3)	(32)	(0.3)	(1,221)	(3815.6)
Interest and other expenses	90	0.8	329	2.6	(239)	(72.6)

Loss before income taxes	(1,343)	(12.1)	(361)	(2.9)	(982)	(272.0)
Income tax expense	—	—	—	—	—	—

Loss before extraordinary item	(1,343)	(12.1)	(361)	(2.9)	(982)	(272.0)
Extraordinary loss	219	2.0	—	—	219	100.0

Net loss	$(1,562)	(14.1)	$(361)	(2.9)	$(1,201)	(332.7)

Three Months Ended May 5, 2001 (First Quarter 2001), Compared To Three Months Ended April 29, 2000 (First Quarter 2000)

    Net product sales were $11,086,000 for the three months ended May 5, 2001 in the current year, compared to $12,319,000 for the corresponding three months ended April 29, 2000 in the prior year. The $1,233,000 or 10.0% decrease in sales was comprised of direct marketing-Successories sales of $886,000 or 10.4%, sales to franchises of $237,000 or 20.4%, and retail Company-owned store sales of $302,000 or 12.5%, offset by an increase in other channel sales of $192,000 or 101.6%.

    The decrease in net product sales in the current year in direct marketing—Successories, retail Company-owned stores and sales to franchisees can be mainly attributed to the current economic slow-down. The Company's customers are predominantly mid to large size businesses, who appear to remain cautious with their spending in light of the current economic conditions. In addition, the decline in sales can also be attributed to the change in net product sales mix from higher selling price wall décor items to lower selling price non-wall décor items. The comparable same store sales in retail Company-owned stores decreased by 9.2% in the current year in comparison to the prior year. The total number of retail Company-owned stores in operation is 25 in the current and prior year. Internet sales, which are included in the direct marketing—Successories channel, as a percentage of the direct marketing sales increased to 21.4% in the current year from 13.5% in the prior year. Customer interest in the website continues to grow with the increase in marketing efforts and website content. The increase in net product sales in the other channels can be attributed to the growth in contract framing business in the current year. In the prior year first quarter, the Company had just started its contract framing business marketing efforts.

    Gross margin, as a percentage of net product sales, was 55.1% in the current year in comparison to 58.2% in the prior year. Gross margin decreased in the current year to $6,112,000 from $7,177,000 in the prior year. The decrease in gross margin can be primarily attributed to the decline in net product sales and gross profit percentage in the current year in comparison to the prior year. The decline in gross profit, as a percentage of net product sales, is due to changes in product sales mix and production costs per unit being higher due to lower sales volume in the current year.

    Operating expenses were comparable between the years and increased slightly to $7,365,000 in the current year from $7,209,000 in the prior year. Operating expenses, as a percentage of net product sales, increased to 66.4% in the current year in comparison to 58.5% in the prior year. The variable operating expenses decreased with the decline in net product sales in the current year. However, the fixed operating expenses were comparable between the years, but increased as a percentage of net product sales due to a lower sales volume base in the current year. With the decline in sales as a result of the current economic conditions, the Company continues to evaluate its marketing efforts and plans to institute reduction in certain operating expenses for the remainder of the fiscal year, which will primarily impact the third and fourth quarter.

    In the current year first quarter 2001, the Company recorded an extraordinary loss of $219,000 related to early debt extinguisment. As a result of pre-payment of the term loan and fixed rate loan with the bank, the Company had to record an additional expense to write-off the unamortized debt discount associated with the term loan and fixed rate loan.

    The net loss of ($1,562,000) in the current year first quarter 2001 was higher than the net loss of ($361,000) in the prior year first quarter 2000. The increase in net loss in the current year can be primarily attributed to the increase in loss from operations as a result of decrease in net product sales, decline in gross profit percentage and extraordinary loss recorded for the early extinguishment of debt, offset by a decrease in interest expense due to lower outstanding debt balance.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit loan, to fund its cash requirements.

    Operating activities provided cash of $167,000 for the three months ended May 5, 2001 (first quarter 2001), compared to cash used of $82,000 for the three months ended April 29, 2000 (first quarter 2000). The improvement in cash flow in the first quarter 2001 in comparison to the first quarter 2000 can be attributed to decline in accounts receivable and inventory, offset by increase in net loss and net decrease in accounts payable and accrued expenses. The decrease in accounts receivable and inventory is the result of a decline in net product sales and improved management of assets in the current year. The decrease in liabilities in the current year is due to strengthened cash position of the Company.

    Investing activities used cash of $69,000 in the first quarter 2001, compared to cash provided of $4,000 in the first quarter 2000. The principal use of cash in investing activities is capital expenditures and the source of cash is proceeds from sales of property and equipment. The Company's current credit facility limits capital expenditures to $1 million for the fiscal year.

    Financing activities used cash of $1,554,000 in the first quarter 2001 and $83,000 in the first quarter 2000. Scheduled debt repayments on the term note and net repayments on the revolving credit loan were the principal uses of cash. Proceeds from net borrowings on the revolving credit loan were the primary source of cash. In the current year first quarter 2001, the Company prepaid its term loan and fixed rate loan with the bank as planned, in an effort to strengthen the Company's balance sheet and debt to equity leverage. The above noted loans had payment terms through June 2003.

    The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs, fund debt service and make anticipated capital expenditures.

SEASONALITY

    The Company's business is subject to seasonal variations in demand. Historically, a significant portion of the Company's sales and net income have been realized during the period from October through January. The effects of seasonality are greater in the Company's retail operations than the other segments of its business. Most operating expenses are incurred evenly throughout the year, although some selling and administrative expenses are variable depending on sales, and direct marketing catalog advertising expenses as a percentage of sales are higher in the first calendar quarter. The Company's quarterly operating results may also vary depending upon such factors as catalog mailings and the timing of new product introductions and promotions by the Company. The Company's cash requirements generally reach a seasonal peak in the second half of the year to finance increased inventory levels needed to meet the third and fourth quarter sales demand.

INFLATION

    The Company does not believe that inflation has had a material impact on its operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-Q report contains forward-looking statements which the Company believes are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the management team, management's long-term performance goals, programs to reduce the Company's costs and enhance asset utilization, the Company's generation of funds sufficient to meet its current operating needs and to fund anticipated capital expenditures, realization of deferred tax assets, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk associated with adverse changes in interest rate and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company uses both fixed and variable rate debt, as described in Note 3 of the Notes to Consolidated Financial Statements. Principal exposed to interest rate risk is limited to $2,106,000 in variable rate debt. The impact of a 1% change in interest rates on the variable rate debt is approximately $21,000. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada. The Company's exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace. The Company does not expect significant impact from foreign currency exchange rate risk. The Company's Canadian operation annual sales range around $3,294,000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There were and are no material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in the ordinary course of its business and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of any such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  See Index to Exhibits immediately following the Signatures page.

  (b)
  No reports on Form 8-k have been filed during the three months end May 5, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUCCESSORIES, INC. (Registrant)
Date: June 15, 2001	By:	/s/ GARY J. ROVANSEK Gary J. Rovansek President, Chief Executive Officer and Director (Principal Executive Officer)
Date: June 15, 2001	By:	/s/ JOHN C. CARROLL John C. Carroll Senior Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibits No.	Description
3.1	Articles of Incorporation of Registrant - Amended and Restated as of October 28, 1999(21)
3.3	By-laws of Registrant(1)
3.4	Amended and Restated Certificate of Designation of Series A and Series B Convertible Preferred Stock(19)
4.1	Specimen Common Stock Certificate(18)
4.2	Specimen Series A Cumulative Convertible Preferred Stock Certificate(20)
4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate(20)
10.1	Form of Franchising Agreement(18)
10.2	Stock Option Instrument for Arnold M. Anderson dated November 19, 1991(1)*
10.3	Successories, Inc. Stock Option Plan(24)
10.4	Joint Venture Agreement with Morrison DFW, Inc. and related documents(4)
10.5	Indemnification Agreement dated April 7, 1999 between the Company and Arnold M. Anderson(17)*

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
10.11	Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997(13)
10.12	First Amendment to Credit Agreement between the Company and The Provident Bank dated as of July 16, 1997(13)
10.13	Lease Agreement between LaSalle National Trust, N.A. as Trustee under Trust No. 120358 and Celex Group, Inc.(14)
10.14	Second Amendment to Credit Agreement between the Company and The Provident Bank dated as of May 14, 1998(14)

10.15	Third Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 1, 1998(15)
10.16	Employment Agreement with Gary Rovansek dated October 29, 1998(15)*
10.17	Fourth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 28, 1999(17)
10.18	Warrants to Purchase Common Stock of the Company granted to The Provident Bank dated as of April 29, 1999(17)
10.19	Preferred Stock Purchase Agreement, dated as of May 28, 1999, by and among the Company and the investors(16)
10.20	Registration Rights Agreement, dated as of May 28, 1999, by and among the Company and the investors(16)
10.21	Preferred Stock Purchase Agreement, dated as of October 18, 1999, by and among the Company and the investors(19)
10.22	Registration Rights Agreement, dated as of October 18, 1999, by and among the Company and the investors(19)
10.23	Fifth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 6, 2000(22)
10.24	Sixth Amendment to Credit Agreement between the Company and The Provident Bank dated as of August 28, 2000(23)
10.25	Joint Venture Agreement with Celebrating Excellence of Minnesota, Inc. and related documents(24)
21.1	Subsidiaries of the Registrant(4)

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

(24)
Previously filed with the Company's Annual Report on Form 10-K for the year ended February 3, 2001, and incorporated herein by reference.

QuickLinks

SUCCESSORIES, INC. INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS