Form 10-Q
period 2001-08-04
SUCCESSORIES INC
filed 2001-09-14
CIK 911323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 4, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-22834

SUCCESSORIES, INC.
(Exact name of registrant as specified in its charter)

ILLINOIS	36-3760230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2520 Diehl Road Aurora, Illinois (Address of principal executive offices)	60504 (Zip Code)

(630) 820-7200
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Registrant had 9,248,485 shares of common stock, $.01 par value, outstanding as of September 5, 2001.

SUCCESSORIES, INC.
INDEX TO FORM 10-Q

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations and Comprehensive Loss	4
	Consolidated Statement of Stockholders' Equity	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 6.	Exhibits and Reports on Form 8-K	20
SIGNATURES		21
INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION

SUCCESSORIES, INC.
Consolidated Balance Sheets

	August 4, 2001	February 3, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$655,000	$2,468,000
Accounts and notes receivable, net	2,354,000	3,515,000
Inventories, net	6,070,000	7,056,000
Prepaid catalog expenses	1,315,000	1,908,000
Deferred income taxes and other prepaid expenses	702,000	568,000

Total current assets	11,096,000	15,515,000
Restricted cash	250,000	250,000
Property and equipment, net	5,282,000	6,350,000
Notes receivable	205,000	252,000
Deferred financing costs and debt discount, net	245,000	528,000
Deferred income taxes, net	3,626,000	4,626,000
Intangibles and other assets, net	1,110,000	1,270,000

TOTAL ASSETS	$21,814,000	$28,791,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,532,000	$3,597,000
Accounts payable	1,109,000	865,000
Accrued expenses and deferred income taxes	1,523,000	2,216,000

Total current liabilities	4,164,000	6,678,000
Long-term debt, net of current portion	10,000	13,000

Total liabilities	4,174,000	6,691,000

Minority interest	—	101,000

Stockholders' equity:
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 503,092 of Series A and 101,667 of Series B shares issued and outstanding; liquidation value $.01 per share plus accrued dividends	6,000	6,000
Common stock, $.01 par value; 20,000,000 shares authorized; 9,248,485 and 9,181,196 shares issued and outstanding, respectively	93,000	92,000
Common stock warrants	2,324,000	2,324,000
Notes receivable from stockholders	(118,000)	(148,000)
Additional paid-in capital	33,260,000	33,136,000
Accumulated deficit	(17,861,000)	(13,356,000)
Accumulated other comprehensive loss	(64,000)	(55,000)

Total stockholders' equity	17,640,000	21,999,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,814,000	$28,791,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
Net product sales	$9,693,000	$12,208,000	$20,779,000	$24,527,000
Cost of goods sold	4,712,000	5,515,000	9,912,000	10,872,000

Gross profit on product sales	4,981,000	6,693,000	10,867,000	13,655,000
Fees, royalties and other income	283,000	275,000	509,000	490,000

Gross margin	5,264,000	6,968,000	11,376,000	14,145,000
Operating expenses	7,026,000	6,896,000	14,391,000	14,105,000

(Loss) income from operations	(1,762,000)	72,000	(3,015,000)	40,000

Other income (expense):
Interest expense	(64,000)	(274,000)	(144,000)	(558,000)
Minority interests in subsidiaries	(25,000)	(62,000)	(49,000)	(110,000)
Interest income	9,000	7,000	25,000	12,000
Other, net	9,000	(15,000)	7,000	(17,000)

Total other expense	(71,000)	(344,000)	(161,000)	(673,000)

Loss before income tax and extraordinary item	(1,833,000)	(272,000)	(3,176,000)	(633,000)
Income tax	1,000,000	—	1,000,000	—

Loss before extraordinary item	(2,833,000)	(272,000)	(4,176,000)	(633,000)

Extraordinary loss on early extinguishment of debt	—	—	219,000	—

Net loss	$(2,833,000)	$(272,000)	$(4,395,000)	$(633,000)

Dividend to preferred shareholders	55,000	55,000	110,000	110,000

Loss available to common stockholders	$(2,888,000)	$(327,000)	$(4,505,000)	$(743,000)

Foreign currency translation adjustment	$(5,000)	$4,000	$(9,000)	$5,000

Comprehensive loss	$(2,838,000)	$(268,000)	$(4,404,000)	$(628,000)

Loss per share (basic and diluted):
Loss before extraordinary item	$(0.31)	$(0.05)	$(0.46)	$(0.11)

Net loss	$(0.31)	$(0.05)	$(0.49)	$(0.11)

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.
Consolidated Statement Of Stockholders' Equity
(Unaudited)

	Convertible Preferred Stock
			Common Stock			Notes Receivable From Stockholders			Accumulated Other Comprehensive Loss
					Common Stock Warrants		Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at February 3, 2001	604,759	$6,000	9,181,196	$92,000	$2,324,000	$(148,000)	$33,136,000	$(13,356,000)	$(55,000)	$21,999,000
Net loss	—	—	—	—	—	—	—	(4,395,000)	—	(4,395,000)
Foreign currency translation Adjustment	—	—	—	—	—	—	—	—	(9,000)	(9,000)
Notes receivable payments	—	—	—	—	—	30,000	—	—	—	30,000
Common stock transactions:
Sales of common shares	—	—	11,373	—	—	—	16,000	—	—	16,000
Preferred stock dividend issued as common stock	—	—	55,916	1,000	—	—	108,000	—	—	109,000
Preferred stock transactions:
Preferred stock dividends	—	—	—	—	—	—	—	(110,000)	—	(110,000)

Balance at August 4, 2001	604,759	$6,000	9,248,485	$93,000	$2,324,000	$(118,000)	$33,260,000	$(17,861,000)	$(64,000)	$17,640,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	August 4, 2001	July 29, 2000
Cash flows from operating activities:
Net loss	$(4,395,000)	$(633,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,652,000	1,375,000
Amortization of debt discount	64,000	150,000
Minority interests in subsidiaries	49,000	110,000
Extraordinary loss on early extinguishment of debt	219,000	—
Deferred income tax asset—valuation allowance	1,000,000	—

	(1,411,000)	1,002,000
Changes in operating assets and liabilities:
Accounts and notes receivable	1,168,000	254,000
Inventories	986,000	146,000
Prepaid catalog expenses	593,000	419,000
Other prepaid expenses	(134,000)	(200,000)
Accounts payable	245,000	(958,000)
Accrued expenses	(696,000)	274,000
Other assets	(243,000)	(183,000)

Net cash provided by operating activities	508,000	754,000

Cash flows from investing activities:
Proceeds from notes receivable issued in connection with sale of property and equipment	40,000	65,000
Reduction in restricted cash	—	42,000
Purchase of property and equipment	(179,000)	(174,000)

Net cash used in investing activities	(139,000)	(67,000)

Cash flows from financing activities:
Proceeds from sale of common stock	16,000	36,000
Net borrowings on revolving credit loan	1,525,000	242,000
Repayments of long-term debt	(3,593,000)	(1,050,000)
Distributions to joint venture partners	(160,000)	(189,000)
Proceeds from notes receivable issued to stockholders	30,000	—

Net cash used in financing activities	(2,182,000)	(961,000)

Net decrease in cash	(1,813,000)	(274,000)
Cash and cash equivalents, beginning of period	2,468,000	939,000

Cash and cash equivalents, end of period	$655,000	$665,000

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

    The Company's fiscal year ends on the Saturday closest to January 31. References to the three and six months ended August 4, 2001, and July 29, 2000, refer to the thirteen and twenty-six weeks ended on the dates indicated.

    The results of operations for the six months ended August 4, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

NOTE 3. INVENTORIES

    Inventories are comprised of the following:

	August 4, 2001	February 3, 2001
Finished goods	$4,021,000	$5,461,000
Raw Materials	2,510,000	2,092,000

	6,531,000	7,553,000
Less: reserve for obsolescence	(461,000)	(497,000)

	$6,070,000	$7,056,000

NOTE 4. DEBT

    Debt consists of the following:

	August 4, 2001	February 3, 2001
Bank borrowings:
Term loan	$—	$3,090,000
Revolving credit loan	1,525,000	—
Fixed rate loan	—	500,000
Capital lease obligations	17,000	20,000

	1,542,000	3,610,000
Less: current portion	(1,532,000)	(3,597,000)

Long-term debt	$10,000	$13,000

    On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"), amended most recently on September 4, 2001, which is comprised of a revolving credit loan, term loan and fixed rate loan. Prior to September 4, 2001, the revolving credit loan provided for maximum borrowings of $9 million for each succeeding July 1 through December 31, and at all other times of $6 million. Subsequent to September 4, 2001, the revolving credit loan provides for maximum borrowings of $6 million through December 31, 2001 and each succeeding July 1 through December 31, and at all other times of $5 million. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 57% of eligible inventory, as defined. In addition, subsequent to September 4, 2001, the borrowing base is further reduced by $1,000,000 for the rolling 12-month period at fiscal quarter-ends with EBITDA equal or less than $4,000,000. A commitment fee of 0.25% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and all borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime less 0.25% to a maximum of prime plus 0.75% on the revolving credit loan. The fixed rate loan bears interest at 12%. Interest is payable monthly. The interest rate on the outstanding revolving credit loan was 6.75% at August 4, 2001. At August 4, 2001 the available borrowings on the revolving credit loan were $3,411,000, which is further reduced by $1,000,000 starting on September 5, 2001 per the new amended terms as stated above.

    On September 4, 2001, the Company obtained an amendment to the credit facility to adjust certain financial covenants, reduce applicable interest rate on the revolver and commitment fee on the unused revolver, and amend certain other terms for the quarter ended August 4, 2001 and prospectively.

    In February 2001, the Company pre-paid the entire outstanding Bank term loan and fixed rate loan balance in the amount of $3,590,000. The above noted loans had payment terms through June 2003. The Company recorded an extraordinary loss of $219,000 related to the early debt extinguishment in the current year quarter ended May 5, 2001. The extraordinary loss represents the write-off of the unamortized debt discount associated with the term loan and fixed rate loan.

    The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and use of proceeds from certain equity offerings. At August 4, 2001, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

    The weighted average interest rates on cash interest expense for borrowings outstanding as of August 4, 2001 and July 29, 2000 were 8.9% and 11.2%, respectively.

NOTE 5. INCOME TAXES

    During the quarter ended August 4, 2001, based on the current economic slow-down, the management of the Company determined that the valuation allowance associated with the deferred tax asset should be increased due to the reduced likelihood of whether all the benefits of net operating loss (NOL) carryforwards would be fully utilized before they expire. In the quarter ended August 4, 2001, the Company recognized an income tax expense of $1,000,000 to increase the valuation allowance associated with the deferred tax asset. At August 4, 2001, the deferred tax asset balance (net of valuation allowance) was $3,873,000.

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

NOTE 6. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosures to the statements of cash flows are as follows:

	Six Months Ended
	August 4, 2001	July 29, 2000
Cash paid during the period for:
Income taxes	$87,000	$19,000
Interest	80,000	405,000
Non-cash investing and financing activities:
Preferred stock dividends	$110,000	$110,000
Revaluation of stock warrants	—	33,000

NOTE 7. LOSS PER SHARE

    The computations of basic and diluted loss per share were as follows:

	Three Months Ended		Six Months Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
Numerator for loss before extraordinary item per share:
Loss before extraordinary item	$(2,833,000)	$(272,000)	$(4,176,000)	$(633,000)
Less: Preferred stock dividend	(55,000)	(55,000)	(110,000)	(110,000)

Numerator for loss before extraordinary item per share	$(2,888,000)	$(327,000)	$(4,286,000)	$(743,000)

Numerator for net loss per share:
Net loss	$(2,833,000)	$(272,000)	$(4,395,000)	$(633,000)
Less: Preferred stock dividends	(55,000)	(55,000)	(110,000)	(110,000)

Numerator for net loss per share	$(2,888,000)	$(327,000)	$(4,505,000)	$(743,000)

Denominator for loss per share:
Weighted average common stock shares	9,214,899	6,949,905	9,223,924	6,949,221

Basic and diluted loss per share:
Loss before extraordinary item	$(0.31)	$(0.05)	$(0.46)	$(0.11)

Net loss	$(0.31)	$(0.05)	$(0.49)	$(0.11)

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

    The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements in the Company's 10-K. The Company evaluates the performance of its operating segments based on income (loss) before other income (expense), income taxes and extraordinary items.

    Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Corporate" row includes general corporate related items not allocated to reportable segments.

	Net Sales	Segment Profit (Loss)	Total Assets	Capital Expenditures	Depreciation and Amortization
Three Months Ended August 4, 2001:
Direct Marketing Successories	$6,268,000	$360,000	$7,685,000	$32,000	$67,000
Retail Company-owned stores	2,130,000	(537,000)	2,825,000	31,000	395,000
Sales to Franchisees	999,000	30,000	962,000	—	—
Other segments	296,000	29,000	303,000	—	—
Corporate	—	(2,715,000)	10,039,000	18,000	478,000

CONSOLIDATED	$9,693,000	$(2,833,000)	$21,814,000	$81,000	$940,000
Three Months Ended July 29, 2000:
Direct Marketing Successories	$7,628,000	$1,088,000	$2,867,000	$—	$96,000
Retail Company-owned stores	2,543,000	180,000	3,848,000	—	146,000
Sales to Franchisees	1,176,000	182,000	1,345,000	—	7,000
Other segments	861,000	258,000	402,000	—	—
Corporate	—	(1,980,000)	19,306,000	142,000	439,000

CONSOLIDATED	$12,208,000	$(272,000)	$27,768,000	$142,000	$688,000
Six Months Ended August 4, 2001:
Direct Marketing Successories	$13,940,000	$890,000	$7,685,000	$47,000	$134,000
Retail Company-owned stores	4,236,000	(817,000)	2,825,000	31,000	541,000
Sales to Franchisees	1,926,000	68,000	962,000	—	3,000
Other segments	677,000	100,000	303,000	—	—
Corporate	—	(4,636,000)	10,039,000	101,000	974,000

CONSOLIDATED	$20,779,000	$(4,395,000)	$21,814,000	$179,000	$1,652,000
Six Months Ended July 29, 2000:
Direct Marketing Successories	$16,186,000	$2,238,000	$2,867,000	$—	$144,000
Retail Company-owned stores	4,951,000	189,000	3,848,000	2,000	372,000
Sales to Franchisees	2,340,000	437,000	1,345,000	—	15,000
Other segments	1,050,000	312,000	402,000	—	—
Corporate	—	(3,809,000)	19,306,000	172,000	844,000

CONSOLIDATED	$24,527,000	$(633,000)	$27,768,000	$174,000	$1,375,000

    The Company utilizes its corporate facility and the majority of its assets interchangeably among each distribution channel. Assets that relate specifically to a reportable segment have been included in the above table. Assets identified to the reportable segments are primarily cash, receivables, inventory, prepaid catalogs, property and equipment, and intangibles.

    The following table presents the details for "Corporate":

	Three Months Ended		Six Months Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
Corporate administrative expenses	$1,166,000	$1,197,000	$2,282,000	$2,292,000
Unallocated depreciation and amortization expense	478,000	439,000	974,000	844,000
Other expenses	71,000	344,000	161,000	673,000
Income tax expense	1,000,000	—	1,000,000	—
Extraordinary loss on early debt extinguishment	—	—	219,000	—

	$2,715,000	$1,980,000	$4,636,000	$3,809,000

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

    For the six months ended August 4, 2001 and July 29, 2000, net product sales by product categories were as follows:

	Six Months Ended
	August 4, 2001	July 29, 2000
Wall décor	43%	47%
Desktop accessories	21%	20%
Books and stationery	19%	16%
Personalized gifts and awards	16%	15%
Other	1%	2%

NOTE 9. NEW ACCOUNTING PRONOUNCEMENT

    In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. The adoption of these standards is not expected to have a material impact on the Company's results of operations and financial position.

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

    The Company's products are marketed primarily under its Successories name through direct marketing (catalog, electronic commerce and telemarketing), retail channel (Company-owned stores), sales to franchisees and other channels. Although the Company utilizes multiple distribution channels for its products, the Company's products have similar purposes and uses in each channel of distribution. The profitability varies among products and distribution channels. The Company utilizes its corporate facility interchangeably for each distribution channel. Furthermore, the marketing channels are directed at a single customer base located primarily in North America. In addition, the Company generates revenue from providing framing services to outside corporate businesses on a contract fee basis. These operations allow better utilization of personnel and facilities mostly during the Company's seasonally slower production periods.

    For the three and six months ended August 4, 2001 and July 29, 2000, net product sales for the various distribution channels, as a percentage of total net product sales, were as follows:

	Three Months Ended		Six Months Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
Direct marketing—Successories	64.7%	62.5%	67.1%	66.0%
Retail Company-owned stores	22.0%	20.8%	20.4%	20.2%
Sales to franchisees	10.3%	9.6%	9.3%	9.5%
Other channels	3.0%	7.1%	3.2%	4.3%

    The gross profit margins for direct marketing and retail vary due to differences in product mix and volume discounts based on order size. The gross profit margin for sales to franchisees is lower than direct marketing and retail channels since these sales are generally made at a significant discount from retail price.

    As previously announced, the Company has suspended its efforts to sell the remaining Company-owned retail stores and is focused on developing a new model targeted to reach businesses residing in a store's community. While testing this new retail model, the Company will not be adding new franchisees to the system.

RESULTS OF OPERATIONS

    The following tables set forth the results of operations for the three months and six months ended August 4, 2001 and July 29, 2000.

(Dollars in thousands)

	Three Months Ended				Increase (Decrease)
	August 4, 2001		July 29, 2000
	Amount	%	Amount	%	Amount	%
Net product sales	$9,693	100.0	$12,208	100.0	$(2,515)	(20.6)
Cost of goods sold	4,712	48.6	5,515	45.2	(803)	(14.6)

Gross profit on product sales	4,981	51.4	6,693	54.8	(1,712)	(25.6)
Fees, royalties and other income	283	2.9	275	2.3	8	2.9

Gross margin	5,264	54.3	6,968	57.1	(1,704)	(24.5)
Operating expenses	7,026	72.5	6,896	56.5	130	1.9

(Loss) income from operations	(1,762)	(18.2)	72	0.6	(1,834)	(2,547.2)
Interest and other expenses	71	0.7	344	2.8	(273)	(79.4)

Loss before income taxes	(1,833)	(18.9)	(272)	(2.2)	(1,561)	(573.9)
Income tax expense	1,000	10.3	—	—	1,000	100.0

Loss before extraordinary item	(2,833)	(29.2)	(272)	(2.2)	(2,561)	(941.5)
Extraordinary loss	—	—	—	—	—	—

Net loss	$(2,833)	(29.2)	$(272)	(2.2)	$(2,561)	(941.5)

(Dollars in thousands)

	Six Months Ended				Increase (Decrease)
	August 4, 2001		July 29, 2000
	Amount	%	Amount	%	Amount	%
Net product sales	$20,779	100.0	$24,527	100.0	$(3,748)	(15.3)
Cost of goods sold	9,912	47.7	10,872	44.3	(960)	(8.8)

Gross profit on product sales	10,867	52.3	13,655	55.7	(2,788)	(20.4)
Fees, royalties and other income	509	2.4	490	2.0	19	3.9

Gross margin	11,376	54.7	14,145	57.7	(2,769)	(19.6)
Operating expenses	14,391	69.3	14,105	57.5	286	2.0

(Loss) income from operations	(3,015)	(14.6)	40	0.2	(3,055)	(7,637.5)
Interest and other expenses	161	0.8	673	2.7	(512)	(76.1)

Loss before income taxes	(3,176)	(15.4)	(633)	(2.5)	(2,543)	(401.7)
Income tax expense	1,000	4.8	—	—	1,000	100.0

Loss before extraordinary item	(4,176)	(20.2)	(633)	(2.5)	(3,543)	(559.7)
Extraordinary loss	219	1.1	—	—	219	100.0

Net loss	$(4,395)	(21.3)	$(633)	(2.5)	$(3,762)	(594.3)

Three Months Ended August 4, 2001 (Second Quarter 2001), Compared To Three Months Ended July 29, 2000 (Second Quarter 2000)

    Net product sales were $9,693,000 in the current year second quarter ended August 4, 2001, compared to $12,208,000 for the corresponding second quarter ended July 29, 2000 in the prior year. The $2,515,000 or 20.6% decrease in net sales was comprised of direct marketing Successories of $1,360,000 or 17.8%, retail Company-owned stores of $413,000 or 16.2%, sales to franchisees of $177,000 or 15.1%, and other channels of $565,000 or 65.6%.

    In the current year second quarter, the decrease in net product sales across the channels can be primarily attributed to the continuing economic slow-down. The Company's customers are predominantly mid to large size businesses who appear to remain cautious with their spending in light of the current economic conditions. In addition, direct marketing Successories sales in the second quarter of this year were further impacted by a planned reduction in prospect catalog circulation in light of lower response rates experienced in the first quarter as a result of the current business environment. The Company's direct marketing efforts continue to focus on aggressively targeting opportunities in niche markets and refining marketing strategies focussed on increasing sales from the existing customer base. Internet sales, which are included in the direct marketing Successories channel, as a percentage of direct marketing sales increased to 23.1% in the current year from 14.2% in the prior year. The comparable store sales in retail Company-owned stores decreased by 15.4% in the current year in comparison to the prior year. The total number of retail Company-owned stores in operation in the current year were 25, compared to the 24 in operation in the prior year.

    Gross margin decreased in the current year second quarter to $5,264,000 from $6,968,000 in the prior year second quarter. The decrease in gross margin can be attributed to the decline in net product sales and gross profit percentage in the current year. Gross profit, as a percentage of net product sales, was 51.4% in the current year in comparison to 54.8% in the prior year. The decline in gross profit percentage can be primarily attributed to the change in product sales mix and higher fixed production costs per unit resulting from lower sales volume being generated through the manufacturing facility in the current year.

    Operating expenses increased in the current year second quarter to $7,026,000 from $6,896,000 in the prior year second quarter. The increase in operating expenses can be attributed to additional charges recorded in the current year of $394,000, which related to an increase in reserves for franchisee related receivables, write-off of the net book value of fixed assets pertaining to four Company-owned store leases expiring prior to the end of the fiscal year and acceleration of goodwill amortization for Company-owned retail stores from a useful life of 15 years to the end of the current lease term. The variable operating expenses decreased from year to year with the decline in net product sales. However, the fixed operating expenses were comparable between the years, but increased as a percentage of net product sales due to a lower sales volume base in the current year. With the decline in sales as a result of the current economic conditions, in efforts to reduce its operating expenses the Company's management took steps subsequent to second quarter to reduce personnel primarily in it's corporate headquarters, which is expected to provide annualized payroll expense savings of approximately $1,700,000. In addition, the Company will continue to monitor its prospect catalog circulation response rates to evaluate advertising costs.

    In the current year second quarter 2001, the Company recorded an income tax expense of $1,000,000 to increase the valuation allowance associated with the deferred tax asset balance. As a result of the current challenging economic environment, the Company's management determined that the valuation allowance should be increased due to the reduced likelihood of whether all the benefits of deferred tax asset related to the net operating loss (NOL) carryforwards would be fully utilized before they expire.

    The net loss of ($2,833,000) in the current year second quarter 2001 was higher than the net loss of ($272,000) in the prior year second quarter 2000. The increase in net loss in the current year can be primarily attributed to the decrease in net product sales, decline in gross margin, and income tax expense recorded to increase the valuation allowance associated with the deferred tax asset, offset by a decrease in interest expense due to lower outstanding debt balance.

Six Months Ended August 4, 2001 (Year-To-Date 2001), Compared To Six Months Ended July 29, 2000 (Year- To-Date 2000)

    Net product sales were $20,779,000 in the current year-to-date through August 4, 2001, compared to $24,527,000 for the corresponding year-to-date through July 29, 2000 in the prior year. The $3,748,000 or 15.3% decrease in net sales was comprised of direct marketing Successories of $2,246,000 or 13.9%, retail Company-owned stores of $715,000 or 14.4%, sales to franchisees of $414,000 or 17.7%, and other channels of $373,000 or 35.5%.

    In the current year, the decrease in net product sales across the channels can be primarily attributed to the continuing economic slow-down. In addition, direct marketing Successories sales in the second quarter of this year were further impacted by a planned reduction in prospect catalog circulation in light of lower response rates experienced in the first quarter as a result of the current business environment. The Company's direct marketing efforts continue to focus on aggressively targeting opportunities in niche markets and refining marketing strategies focussed on increasing sales from the existing customer base. The comparable store sales in retail Company-owned stores decreased by 12.4% in the current year in comparison to the prior year. The total number of retail Company-owned stores in operation in the current year were 25, compared to the 24 in operation in the prior year.

    Gross margin decreased in the current year to $11,376,000 from $14,145,000 in the prior year. The decrease in gross margin can be attributed to the decline in net product sales and gross profit percentage in the current year. Gross profit, as a percentage of net product sales, was 52.3% in the current year in comparison to 55.7% in the prior year. The decline in gross profit percentage can be primarily attributed to the change in product sales mix and higher fixed production costs per unit resulting from lower sales volume being generated through the manufacturing facility in the current year.

    Operating expenses increased in the current year to $14,391,000 from $14,105,000 in the prior year. The increase in operating expenses can be attributed to additional charges recorded in the current year second quarter of $394,000, which related to an increase in reserves for franchisee related receivables, write-off of the net book value of fixed assets pertaining to four Company-owned store leases expiring prior to the end of the fiscal year and acceleration of goodwill amortization for Company-owned retail stores from a useful life of 15 years to the end of the current lease term. The variable operating expenses decreased from year to year with the decline in net product sales. However, the fixed operating expenses were comparable between the years, but increased as a percentage of net product sales due to a lower sales volume base in the current year. The payroll reductions initiated recently in the third quarter and streamlining of other operating expenses which were initiated earlier this year, the Company expects to operate with a more cost effective business model going forward.

    In the current year second quarter 2001, the Company recorded an income tax expense of $1,000,000 to increase the valuation allowance associated with the deferred tax asset balance. As a result of the current challenging economic environment, the Company's management determined that the valuation allowance should be increased due to the reduced likelihood of whether all the benefits of deferred tax asset related to the net operating loss (NOL) carryforwards would be fully utilized before they expire.

    In the current year first quarter 2001, the Company recorded an extraordinary loss of $219,000 related to early debt extinguishment. As a result of pre-payment of the term loan and fixed rate loan with the bank, the Company had to record an additional expense to write-off the unamortized debt discount associated with the term loan and fixed rate loan.

    The net loss of ($4,395,000) in the current year was higher than the net loss of ($633,000) in the prior year. The increase in net loss in the current year can be primarily attributed to the decrease in net product sales, decline in gross margin, income tax expense recorded to increase the valuation allowance associated with the deferred tax asset and extraordinary loss recorded for the early extinguishment of debt, offset by a decrease in interest expense due to lower outstanding debt balance.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit loan, to fund its cash requirements.

    Operating activities provided cash of $508,000 in the current year six months ended August 4, 2001, compared to $754,000 in the corresponding six months ended July 29, 2000 in the prior year. The decrease in cash flow from operating activities in the current year can be primarily attributed to the increase in net loss from operations, offset by decrease in accounts receivable and inventory. The decrease in accounts receivable and inventory is the result of decline in net product sales level and improved management of assets in the current year.

    Investing activities used cash of $139,000 in the current year six months ended August 4, 2001, compared to $67,000 in the corresponding six months ended July 29, 2000 in the prior year. The principal use of cash in investing activities is capital expenditures and the source of cash is proceeds from sales of property and equipment.

    Financing activities used cash of $2,182,000 in the current year six months ended August 4, 2001, compared to $961,000 in the corresponding six months ended July 29, 2000. Scheduled debt repayments on the term note and net repayments on the revolving credit loan were the principal uses of cash. Proceeds from net borrowings on the revolving credit loan were the primary source of cash. In the current year first quarter 2001, the Company prepaid its term loan and fixed rate loan with the bank as planned, in an effort to strengthen the Company's balance sheet and debt to equity leverage. The above noted loans had payment terms through June 2003.

    On September 4, 2001, the Company obtained an amendment to the credit facility to adjust certain financial covenants, reduce applicable interest rate on the revolver and commitment fee on the unused revolver, and amend certain other terms for the quarter ended August 4, 2001 and prospectively. See note 4 for the current terms under the credit facility agreement. At August 4, 2001, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

    The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs, fund debt service and make anticipated capital expenditures. At August 4, 2001 the available borrowings on the revolving credit loan were $3,411,000, which is further reduced by $1,000,000 starting on September 5, 2001 per the new amended terms as stated above.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-Q report contains forward-looking statements which the Company believes are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the management team, management's long-term performance goals, programs to reduce the Company's costs and enhance asset utilization, the Company's generation of funds sufficient to meet its current operating needs and to fund anticipated capital expenditures, realization of deferred tax assets, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-Q. Potential risks and uncertainties include such factors of the economy, and the retail and catalog industries in general, changes in consumer confidence, the level of consumer spending on motivational-type products, the competitive pricing environment within the markets that the Company distributes its products, the level of the Company's success in continuing to control costs and the Company's ability to increase certain margins through economies of scale. An additional risk and uncertainty is the Company's development and introduction of successful new products. Investors are also directed to consider other risks and uncertainties discussed in the Company's public announcements, reports to shareholders and documents filed by the Company with the Securities and Exchange Commission, including but not limited to Reports on Forms 10-K, 8-K and 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk associated with adverse changes in interest rate and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company uses both fixed and variable rate debt, as described in Note 4 of the Notes to Consolidated Financial Statements. Principal exposed to interest rate risk is limited to $1,525,000 in variable rate debt. The impact of a 1% change in interest rates on the variable rate debt is approximately $15,000. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada. The Company's exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace. The Company does not expect significant impact from foreign currency exchange rate risk. The Company's Canadian operation annual sales range around $2,000,000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is currently one of two named defendants in a case filed by Tower City Properties LTD ("Plaintiff"). Tower City Properties LTD v Getting The Edge Company and Celex Group, Inc. (now Successories, Inc.) (Case No. CV-435521) was filed in the Common Pleas Court of Cuyahoga County, Cleveland, Ohio on April 13, 2001 with the Company being served in July of 2001. Plaintiff alleges that: Getting The Edge Company entered into a lease agreement with Plaintiff; Getting The Edge Company is in default under the lease agreement due to failure to pay rent; and Company guaranteed Getting The Edge Company's performance of the lease terms and obligations. Plaintiff seeks (i) compensatory damages of $73,779.52 as of April 2, 2001, plus further rent that accrues prior to the trial; (ii) pre-judgment and post-judgment interest of 10% per annum; (iii) costs; (iv) attorney's fees and (v) such other and further relief as the Court may deem just and equitable. The Company believes it has a meritorious defense and intends to vigorously defend itself. A trial date of December 12, 2001 has been set.

    In a related matter, on August 29, 2001 the Company filed a complaint against Getting The Edge Company and Victor S. Voinovich, Sr. ("Defendants") in the United States District Court of the Northern District of Illinois in Cook County, Chicago, Illinois (Case No. 01 C 6745). The Company alleges that: Defendants executed franchise agreements, including personal guarantees, to operate Successories stores in Ohio; Mr. Voinovich executed a promissory note to the order of the Company; Defendants breached the franchise agreements and promissory note by non-payment of monies due the Company; and Defendants are infringing on the Company's federally registered trademarks and service marks. The relief sought by the Company includes: (i) a temporary restraining order, a preliminary injunction and a permanent injunction prohibiting, enjoining and/or restraining Defendants from infringing on the Company's intellectual property; (ii) an order directing Defendants to eliminate all advertising under the Successories name or the Company's intellectual property; (iii) an order directing Defendants to render an accounting to the Company of the gross sales by Defendants under the infringing marks; (iv) an award of three times the damages to the Company's goodwill and intellectual property resulting from Defendant's infringing use of the Company's name and marks; (v) an award of punitive damages from Defendant's of at least $500,000; (vi) an award from Defendants of attorney's fees, expenses and costs; (vii) an award of the full amount due from Defendants under the franchise agreements and the promissory note of at least $209,495.44 as of August 27, 2001; and (viii) such other further and different relief as the Court deems just and appropriate. A motion for a temporary restraining order and preliminary injunction was entered on September 13, 2001 and continued to October 3, 2001.

    Except as noted above, there are no other material pending legal proceedings against the Company. The Company is, however, at times involved in routine litigation arising in the ordinary course of its business and, while the results of such proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of shareholders on July 24, 2001, and the following matters were voted on at the meeting.

1.
The election of the following Class III directors, who will serve for a term to end at the annual meeting of shareholders in the year 2004 or until their successors are elected and qualified:

	For	Abstain
Arnold M. Anderson	8,166,311	821,264
Jack Miller	8,166,837	820,738
Gary J. Rovansek	8,167,935	819,640
2.
Amendment to the Company's Stock Option plan; was approved by the following vote: For, 4,139,443; Against, 1,799,914; and Abstain, 287,375.

3.
The ratification of the appointment of Crowe, Chizek and Company, LLP as independent accountants for the fiscal year ending February 2, 2002, was approved by the following vote: For, 8,525,700; Against, 457,958; and Abstain, 3,917.

4.
The transaction of other business that may have properly come before the annual shareholders meeting was approved by the following vote: For, 7,142,336; Against, 1,607,033; and Abstain, 238,206.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
See Index to Exhibits immediately following the Signatures page.

(b)
No reports on Form 8-k have been filed during the three months end August 4, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUCCESSORIES, INC. (Registrant)
Date: September 14, 2001	By:	/s/ GARY J. ROVANSEK Gary J. Rovansek President, Chief Executive Officer and Director (Principal Executive Officer)
Date: September 14, 2001	By:	/s/ JOHN C. CARROLL John C. Carroll Senior Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Description
3.1		Articles of Incorporation of Registrant—Amended and Restated as of October 28, 1999 (14)
3.3		By-laws of Registrant (11)
3.4		Amended and Restated Certificate of Designation of Series A and Series B Convertible Preferred Stock (12)
4.1		Specimen Common Stock Certificate (11)
4.2		Specimen Series A Convertible Preferred Stock Certificate (13)
4.3		Specimen Series B Convertible Preferred Stock Certificate (13)
10.1		Form of Franchising Agreement (11)
10.2		Stock Option Instrument for Arnold M. Anderson dated November 19, 1991 (1)
10.3		Successories, Inc. Stock Option Plan (17)
10.4		Joint Venture Agreement with Morrison DFW, Inc. and related documents (3)
10.5		Indemnification Agreement dated April 7, 1999 between the Company and Arnold M. Anderson (10)

Indemnification Agreements in the form filed were also entered into by the Messrs. Seamas T. Coyle, Timothy C. Dillon, C. Joseph LaBonte, Steven B. Larrick, Michael H. McKee, Mervyn C. Phillips, Jr., Guy E. Snyder, Gary J. Rovansek, R. Scott Morrison, Jr., Jack Miller, Howard I. Bernstein, Lawrence A. Hodges, and Leslie Nathanson Juris.
10.6
Form of Subordinated Note, Common Stock Purchase Warrant and Subordination Agreement relating to issuance of $1,500,000 Subordinated Notes and Warrants to purchase 120,000 shares of the Company's Common Stock (4)
10.7		Common Stock Option Agreement granted to Arnold M. Anderson and Incentive Stock Option Agreement granted to Arnold M. Anderson (4)
10.8	(a)	Employment Agreement with Arnold M. Anderson dated March 1, 1996 (5)
10.8	(b)	Amendment to Employment Agreement with Arnold M. Anderson dated January 14, 1997 (14)
10.8	(c)	Addendum to Employment Agreement with Arnold M. Anderson dated February 16, 2000 (14)
10.9		Employment Agreement with Michael H. McKee dated June 1, 1999 (11)
10.10
Form of Subordinated Note Extensions, Stock Options and Subordination Agreement relating to the extension of $100,000 of Subordinated Notes, and options to purchase 10,000 shares of the Company's Common Stock (2)
10.11		Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997 (6)
10.12		First Amendment to Credit Agreement between the Company and The Provident Bank dated as of July 16, 1997 (6)
10.13		Lease Agreement between LaSalle National Trust, N.A. as Trustee under Trust No. 120358 and Celex Group, Inc. (7)

10.14	Second Amendment to Credit Agreement between the Company and The Provident Bank dated as of May 14, 1998 (7)
10.15	Third Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 1, 1998 (8)
10.16	Employment Agreement with Gary Rovansek dated October 29, 1998 (8)
10.17	Fourth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 28, 1999 (10)
10.18	Warrants to Purchase Common Stock of the Company granted to Provident Financial Group, Inc. dated as of April 29, 1999 (10)
10.19	Preferred Stock Purchase Agreement, dated as of May 28, 1999, by and among the Company and the investors (9)
10.20	Registration Rights Agreement, dated as of May 28, 1999, by and among the Company and the investors (9)
10.21	Preferred Stock Purchase Agreement, dated as of October 18, 1999, by and among the Company and the investors (12)
10.22	Amendment No. 1 to the Registration Rights Agreement, dated as of October 18, 1999, by and among the Company and the investors (12)
10.23	Fifth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 6, 2000 (15)
10.24	Sixth Amendment to Credit Agreement between the Company and The Provident Bank dated as of August 28, 2000 (16)
10.25	Joint Venture Agreement with Celebrating Excellence of Minnesota, Inc. and related documents (17)

(1)
Previously filed with the Company's Registration Statement on Form SB-2, No. 33-67530C filed on August 17, 1993, and incorporated herein by reference.

(2)
Previously filed with the Company's Registration Statement of Form S-3, No. 333-19313, filed on January 6, 1997 and incorporated herein by reference.

(3)
Previously filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

(4)
Previously filed with the Company's Annual Report on Form 10-K for the year ended February 3, 1996, and incorporated herein by reference.

(5)
Previously filed with the Company's Form 10-Q Report for the quarter ended August 3, 1996, and incorporated herein by reference.

(6)
Previously filed with the Company's Form 10-Q Report for the quarter ended November 1, 1997, and incorporated herein by reference.

(7)
Previously filed with the Company's Form 10-Q Report for the quarter ended May 2, 1998, and incorporated herein by reference.

(8)
Previously filed with the Company's Form 10-Q Report for the quarter ended October 31, 1998, and incorporated herein by reference.

(9)
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

(12)
Previously filed with the Company's Current Report on Form 8-K filed on November 4, 1999, reporting date of event October 18, 1999, and incorporated herein by reference.

(13)
Previously filed with the Company's Form 10-Q Report for the Quarter ended October 30, 1999, and incorporated herein by reference.

(14)
Previously filed with the Company's Annual Report on Form 10-K for the year ended January 29, 2000, and incorporated herein by reference.

(15)
Previously filed with the Company's Form 10-Q Report for the Quarter ended April 29, 2000, and incorporated herein by reference.

(16)
Previously filed with the Company's Form 10-Q Report for the Quarter ended October 28, 2000, and incorporated herein by reference.

(17)
Previously filed with the Company's Annual Report on Form 10-K for the year ended February 3, 2001, and incorporated herein by reference.

QuickLinks

PART I. FINANCIAL INFORMATION
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes To Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS