Form 10-Q
period 2001-11-03
SUCCESSORIES INC
filed 2001-12-17
CIK 911323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 3, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Registrant had 9,313,884 shares of common stock, $.01 par value, outstanding as of December 7, 2001.

SUCCESSORIES, INC.
INDEX TO FORM 10-Q

			Page Number
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations and Comprehensive Loss	4
		Consolidated Statement of Stockholders' Equity	5
		Consolidated Statements of Cash Flows	6
		Notes to Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	20
	Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURES			22
INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION

SUCCESSORIES, INC.
Consolidated Balance Sheets

	November 3, 2001	February 3, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$572,000	$2,468,000
Accounts and notes receivable, net	2,761,000	3,515,000
Inventories, net	6,067,000	7,056,000
Prepaid catalog expenses	1,785,000	1,908,000
Deferred income taxes and other prepaid expenses	503,000	568,000

Total current assets	11,688,000	15,515,000
Restricted cash	250,000	250,000
Property and equipment, net	4,367,000	6,350,000
Notes receivable	156,000	252,000
Deferred financing costs and debt discount, net	213,000	528,000
Deferred income taxes, net	3,626,000	4,626,000
Intangibles and other assets, net	998,000	1,270,000

TOTAL ASSETS	$21,298,000	$28,791,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,922,000	$3,597,000
Accounts payable	1,993,000	865,000
Accrued expenses and deferred income taxes	1,504,000	2,216,000

Total current liabilities	5,419,000	6,678,000
Long-term debt, net of current portion	—	13,000

Total liabilities	5,419,000	6,691,000

Minority interest	4,000	101,000

Stockholders' equity:
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 503,092 of Series A and 101,667 of Series B shares issued and outstanding; liquidation value $.01 per share plus accrued dividends	6,000	6,000
Common stock, $.01 par value; 20,000,000 shares authorized; 9,313,884 and 9,181,196 shares issued and outstanding, respectively	93,000	92,000
Common stock warrants	2,324,000	2,324,000
Notes receivable from stockholders	(118,000)	(148,000)
Additional paid-in capital	33,321,000	33,136,000
Accumulated deficit	(19,687,000)	(13,356,000)
Accumulated other comprehensive loss	(64,000)	(55,000)

Total stockholders' equity	15,875,000	21,999,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,298,000	$28,791,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.
Consolidated Statements of Operations and
Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
Net product sales	$9,882,000	$13,098,000	$30,661,000	$37,625,000
Cost of goods sold	5,176,000	6,520,000	15,088,000	17,392,000

Gross profit on product sales	4,706,000	6,578,000	15,573,000	20,233,000
Fees, royalties and other income	286,000	343,000	795,000	833,000

Gross margin	4,992,000	6,921,000	16,368,000	21,066,000
Operating expenses	6,672,000	6,113,000	21,063,000	20,218,000

(Loss) income from operations	(1,680,000)	808,000	(4,695,000)	848,000

Other income (expense):
Interest expense	(62,000)	(442,000)	(206,000)	(1,000,000)
Minority interests in subsidiaries	(60,000)	(51,000)	(110,000)	(161,000)
Interest income	20,000	7,000	45,000	19,000
Other, net	11,000	10,000	19,000	(7,000)

Total other expense	(91,000)	(476,000)	(252,000)	(1,149,000)

(Loss) income before income tax and extraordinary item	(1,771,000)	332,000	(4,947,000)	(301,000)
Income tax	—	—	1,000,000	—

(Loss) income before extraordinary item	(1,771,000)	332,000	(5,947,000)	(301,000)
Extraordinary loss on early extinguishment of debt	—	—	219,000	—

Net (loss) income	$(1,771,000)	$332,000	$(6,166,000)	$(301,000)
Dividend to preferred shareholders	55,000	55,000	165,000	165,000

(Loss) income available to common stockholders	$(1,826,000)	$277,000	$(6,331,000)	$(466,000)

Foreign currency translation adjustment	$—	$3,000	$(9,000)	$2,000

Comprehensive (loss) income	$(1,771,000)	$335,000	$(6,175,000)	$(299,000)

Loss per share (basic and diluted):
(Loss) income before extraordinary item	$(0.20)	$0.04	$(0.66)	$(0.06)

Net (loss) income	$(0.20)	$0.04	$(0.69)	$(0.06)

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.
Consolidated Statement Of Stockholders' Equity
(Unaudited)

	Convertible Preferred Stock
			Common Stock			Notes Receivable From Stockholders			Accumulated Other Comprehensive Loss
					Common Stock Warrants		Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at February 3, 2001	604,759	$6,000	9,181,196	$92,000	$2,324,000	$(148,000)	$33,136,000	$(13,356,000)	$(55,000)	$21,999,000
Net loss	—	—	—	—	—	—	—	(6,166,000)	—	(6,166,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(9,000)	(9,000)
Notes receivable payments	—	—	—	—	—	30,000	—	—	—	30,000
Common stock transactions:
Sales of common shares	—	—	18,691	—	—	—	22,000	—	—	22,000
Preferred stock dividend issued as common stock	—	—	113,997	1,000	—	—	163,000	—	—	164,000
Preferred stock transactions:
Preferred stock dividends	—	—	—	—	—	—	—	(165,000)	—	(165,000)

Balance at November 3, 2001	604,759	$6,000	9,313,884	$93,000	$2,324,000	$(118,000)	$33,321,000	$(19,687,000)	$(64,000)	$15,875,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	November 3, 2001	October 28, 2000
Cash flows from operating activities:
Net loss	$(6,166,000)	$(301,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,699,000	2,145,000
Amortization of debt discount	96,000	423,000
Minority interests in subsidiaries	110,000	161,000
Extraordinary loss on early extinguishment of debt	219,000	—
Deferred income tax asset — valuation allowance	1,000,000	—

	(2,042,000)	2,428,000
Changes in operating assets and liabilities:
Accounts and notes receivable	794,000	(1,321,000)
Inventories	989,000	(234,000)
Prepaid catalog expenses	123,000	(231,000)
Other prepaid expenses	65,000	(70,000)
Accounts payable	1,128,000	(794,000)
Accrued expenses	(713,000)	538,000
Other assets	(197,000)	(354,000)

Net cash provided by (used in) operating activities	147,000	(38,000)

Cash flows from investing activities:
Proceeds from notes receivable issued in connection with sale of property and equipment	55,000	77,000
Reduction in restricted cash	—	50,000
Purchase of property and equipment	(256,000)	(293,000)

Net cash (used in) investing activities	(201,000)	(166,000)

Cash flows from financing activities:
Proceeds from sale of common stock	22,000	3,993,000
Net borrowings (repayments) on revolving credit loan	1,922,000	(1,886,000)
Repayments of long-term debt	(3,610,000)	(1,875,000)
Distributions to joint venture partners	(206,000)	(251,000)
Proceeds from notes receivable issued to stockholders	30,000	1,000

Net cash used in financing activities	(1,842,000)	(18,000)

Net decrease in cash	(1,896,000)	(222,000)
Cash and cash equivalents, beginning of period	2,468,000	939,000

Cash and cash equivalents, end of period	$572,000	$717,000

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

    The Company's fiscal year ends on the Saturday closest to January 31. References to the three and nine months ended November 3, 2001, and October 28, 2000, refer to the thirteen and thirty-nine weeks ended on the dates indicated.

    The results of operations for the nine months ended November 3, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

NOTE 3. INVENTORIES

    Inventories are comprised of the following:

	November 3, 2001	February 3, 2001
Finished goods	$4,000,000	$5,461,000
Raw Materials	2,521,000	2,092,000

	6,521,000	7,553,000
Less: reserve for obsolescence	(454,000)	(497,000)

	$6,067,000	$7,056,000

NOTE 4. DEBT

    Debt consists of the following:

	November 3, 2001	February 3, 2001
Bank borrowings:
Term loan	$—	$3,090,000
Revolving credit loan	1,922,000	—
Fixed rate loan	—	500,000
Capital lease obligations	—	20,000

	1,922,000	3,610,000
Less: current portion	(1,922,000)	(3,597,000)

Long-term debt	$—	$13,000

    On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"), amended most recently on December 3, 2001, which is comprised of a revolving credit loan, term loan and fixed rate loan. Prior to September 4, 2001, the revolving credit loan provided for maximum borrowings of $9 million for each succeeding July 1 through December 31, and at all other times of $6 million. Subsequent to September 4, 2001, the revolving credit loan provides for maximum borrowings of $6 million through December 31, 2001 and each succeeding July 1 through December 31, and at all other times of $5 million. In addition, subsequent to September 4, 2001, the borrowing base is further reduced by $1,000,000 for the rolling 12-month period at fiscal quarter-ends with EBITDA equal or less than $4,000,000. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 57% of eligible inventory, as defined. Subsequent to December 3, 2001, the borrowings under the revolving credit loan are limited to 85% of eligible receivables plus the lesser of 57% of eligible inventory or $3,000,000, as defined. A commitment fee of 0.25% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and all borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime less 0.25% to a maximum of prime plus 0.75% on the revolving credit loan. The fixed rate loan bears interest at 12%. Interest is payable monthly. The interest rate on the outstanding revolving credit loan was 5.75% at November 3, 2001. Subsequent to December 3, 2001, the interest rate on the revolving credit loan is prime plus 2.00%. As of November 3, 2001, available borrowings on the revolving credit loan were $3,078,000.

    On September 4, 2001, the Company obtained an amendment to the credit facility to adjust certain financial covenants, reduce applicable interest rate on the revolver and commitment fee on the unused revolver, and amend certain other terms for the quarter ended August 4, 2001 and prospectively.

    On December 3, 2001, the Company obtained an amendment to the credit facility to waive certain financial covenants for the quarter ended November 3, 2001. In addition, the amendment included an adjustment to the interest rate on the revolver and the borrowing base, prospectively.

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

    The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and use of proceeds from certain equity offerings. As noted above, on December 3, 2001, the Company obtained an amendment to the credit facility to waive certain of said financial covenants for the quarter ended November 3, 2001.

    The weighted average interest rates on cash interest expense for borrowings outstanding as of November 3, 2001 and October 28, 2000 were 8.7% and 10.7%, respectively.

NOTE 5. IMPAIRMENT CHARGE

    Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluated the realizability of assets related to certain under performing company owned retail stores because the anticipated cash flows from these retail locations did not support the net book value of the productive assets. In addition, the Company discontinued the planned implementation of a warehouse management enhancement project due to lower than anticipated production volumes. As a result, the Company recorded impairment charges of approximately $530,000 in the third quarter ended November 3, 2001.

NOTE 6. INCOME TAXES

    During the quarter ended August 4, 2001, based on the current economic slow-down, the management of the Company determined that the valuation allowance associated with the deferred tax asset should be increased due to the reduced likelihood of whether all the benefits of net operating loss (NOL) carryforwards would be fully utilized before they expire. In the quarter ended August 4, 2001, the Company recognized an income tax expense of $1,000,000 to increase the valuation allowance associated with the deferred tax asset. At November 3, 2001, the deferred tax asset balance (net of valuation allowance) was $3,873,000.

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

NOTE 7. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosures to the statements of cash flows are as follows:

	Nine Months Ended
	November 3, 2001	October 28, 2000
Cash paid during the period for:
Income taxes	$87,000	$27,000
Interest	120,000	577,000
Non-cash investing and financing activities:
Preferred stock dividends	$164,000	$115,000
Revaluation of stock warrants	—	33,000

NOTE 8. (LOSS) INCOME PER SHARE

    The computations of basic and diluted (loss) income per share were as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
Numerator for (loss) income before extraordinary item per share:
(Loss) income before extraordinary item	$(1,771,000)	$332,000	$(5,947,000)	$(301,000)
Less: Preferred stock dividend	(55,000)	(55,000)	(165,000)	(165,000)

Numerator for (loss) income before extraordinary item per share — basic	$(1,826,000)	$277,000	$(6,112,000)	$(466,000)

Numerator for (loss) income before extraordinary item per share — diluted	$(1,826,000)*	$332,000	$(6,112,000)*	$(466,000)*

Numerator for net (loss) income per share:
Net (loss) income	$(1,771,000)	$332,000	$(6,166,000)	$(301,000)
Less: Preferred stock dividends	(55,000)	(55,000)	(165,000)	(165,000)

Numerator for net (loss) income per share — basic	$(1,826,000)	$277,000	$(6,331,000)	$(466,000)

Numerator for net (loss) income per share — diluted	$(1,826,000)*	$332,000	$(6,331,000)*	$(466,000)*

Denominator for (loss) income per share:
Weighted average common stock shares	9,252,812	7,577,000	9,241,355	7,658,000

Weighted average common stock shares after assumed conversions—diluted	9,252,812 *	8,726,000	9,241,355 *	7,658,000 *

Basic and diluted (loss) income per share:
(Loss) income before extraordinary item	$(0.20)	$0.04	$(0.66)	$(0.06)

Net (loss) income	$(0.20)	$0.04	$(0.69)	$(0.06)

    Stock options, warrants, and convertible preferred stock were not included in the computation of the diluted loss per share, due to their antidilutive effect on the loss per share.

    * The diluted (loss) income per share did not assume the conversion of applicable stock options and warrants nor the conversion of preferred stock, due to their anti-dilutive effect on the (loss) income per share.

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

	Net Sales	Segment Profit (Loss)	Total Assets	Capital Expenditures	Depreciation and Amortization
Three Months Ended November 3, 2001:
Direct Marketing Successories	$6,473,000	$765,000	$8,273,000	$6,000	$67,000
Retail Company-owned stores	1,819,000	(936,000)	2,568,000	29,000	503,000
Sales to Franchisees	1,348,000	104,000	1,122,000	—	3,000
Other segments	242,000	(11,000)	287,000	—	—
Corporate	—	(1,693,000)	9,048,000	42,000	474,000

CONSOLIDATED	$9,882,000	$(1,771,000)	$21,298,000	$77,000	$1,047,000
Three Months Ended October 28, 2000:
Direct Marketing Successories	$7,877,000	$1,652,000	$3,522,000	$—	$72,000
Retail Company-owned stores	2,298,000	(153,000)	3,903,000	6,000	169,000
Sales to Franchisees	2,496,000	695,000	2,741,000	—	8,000
Other segments	427,000	186,000	282,000	—	—
Corporate	—	(2,048,000)	19,355,000	113,000	521,000

CONSOLIDATED	$13,098,000	$332,000	$29,803,000	$119,000	$770,000

Nine Months Ended November 3, 2001:
Direct Marketing Successories	$20,413,000	$1,656,000	$8,273,000	$53,000	$201,000
Retail Company-owned stores	6,055,000	(1,752,000)	2,568,000	60,000	1,025,000
Sales to Franchisees	3,274,000	172,000	1,122,000	—	7,000
Other segments	919,000	92,000	287,000	—	—
Corporate	—	(6,334,000)	9,048,000	143,000	1,466,000

CONSOLIDATED	$30,661,000	$(6,166,000)	$21,298,000	$256,000	$2,699,000
Nine Months Ended October 28, 2000:
Direct Marketing Successories	$24,061,000	$3,893,000	$3,522,000	$—	$216,000
Retail Company-owned stores	7,249,000	36,000	3,903,000	8,000	540,000
Sales to Franchisees	4,836,000	1,131,000	2,741,000	—	23,000
Other segments	1,479,000	500,000	282,000	—	—
Corporate	—	(5,861,000)	19,355,000	285,000	1,366,000

CONSOLIDATED	$37,625,000	$(301,000)	$29,803,000	$293,000	$2,145,000

    The Company utilizes its facilities and the majority of its assets interchangeably among each distribution channel. Assets that relate specifically to a reportable segment have been included in the above table. Assets identified to the reportable segments are primarily cash, receivables, inventory, prepaid catalogs, property and equipment, and intangibles.

    The following table presents the details for "Corporate":

	Three Months Ended		Nine Months Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
Corporate expenses	$1,128,000	$1,051,000	$3,397,000	$3,346,000
Unallocated depreciation and amortization expense	474,000	521,000	1,466,000	1,366,000
Other expenses	91,000	476,000	252,000	1,149,000
Income tax expense	—	—	1,000,000	—
Extraordinary loss on early debt extinguishment	—	—	219,000	—

	$1,693,000	$2,048,000	$6,334,000	$5,861,000

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

    For the nine months ended November 3, 2001 and October 28, 2000, net product sales by product categories were as follows:

	Nine Months Ended
	November 3, 2001	October 28, 2000
Wall décor	43.4%	46.8%
Desktop accessories	21.2%	21.1%
Books and stationery	19.1%	17.3%
Personalized gifts and awards	15.5%	13.3%
Other	0.8%	1.5%

NOTE 10. NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations." FAS No. 143 will become effective for the Company in 2003. The adoption of FAS No. 143 is not expected to have a material impact on the Company's results of operations and financial condition.

    In August 2001, the Financial Accounting Standards Board issued FASB no. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 will become effective for the Company on February 4, 2002. The adoption of FAS No. 144 is not expected to have a material impact on the Company's results of operations and financial condition.

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

    For the three and nine months ended November 3, 2001 and October 28, 2000, net product sales for the various distribution channels, as a percentage of total net product sales, were as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
Direct marketing—Successories	65.5%	60.1%	66.6%	63.9%
Retail Company-owned stores	18.4%	17.5%	19.7%	19.3%
Sales to franchisees	13.6%	19.0%	10.7%	12.8%
Other channels	2.5%	3.4%	3.0%	4.0%

    The gross profit margins for direct marketing and retail vary due to differences in product mix and volume discounts based on order size. The gross profit margin for sales to franchisees is lower than direct marketing and retail channels since these sales are generally made at a significant discount from retail price.

RESULTS OF OPERATIONS

    The following tables set forth the results of operations for the three months and six months ended November 3, 2001 and October 28, 2000.

(Dollars in thousands)

	Three Months Ended				Increase (Decrease)
	November 3, 2001		October 28, 2000
	Amount	%	Amount	%	Amount	%
Net product sales	$9,882	100.0	$13,098	100.0	$(3,216)	(24.6)
Cost of goods sold	5,176	52.4	6,520	49.8	(1,344)	(20.6)

Gross profit on product sales	4,706	47.6	6,578	50.2	(1,872)	(28.5)
Fees, royalties and other income	286	2.9	343	2.6	(57)	(16.6)

Gross margin	4,992	50.5	6,921	52.8	(1,929)	(27.9)
Operating expenses	6,672	67.5	6,113	46.7	559	9.1

(Loss) income from operations	(1,680)	(17.0)	808	6.1	(2,488)	(307.9)
Interest and other expenses	91	0.9	476	3.6	(385)	(80.9)

(Loss) income before income taxes	(1,771)	(17.9)	332	2.5	(2,103)	(633.4)
Income tax expense	—	—	—	—	—	—

(Loss) income before extraordinary item	(1,771)	(17.9)	332	2.5	(2,103)	(633.4)
Extraordinary loss	—	—	—	—	—	—

Net (loss) income	$(1,771)	(17.9)	$332	2.5	$(2,103)	(633.4)

	Nine Months Ended				Increase (Decrease)
	November 3, 2001		October 28, 2000
	Amount	%	Amount	%	Amount	%
Net product sales	$30,661	100.0	$37,625	100.0	$(6,964)	(18.5)
Cost of goods sold	15,088	49.2	17,392	46.2	(2,304)	(13.3)

Gross profit on product sales	15,573	50.8	20,233	53.8	(4,660)	(23.0)
Fees, royalties and other income	795	2.6	833	2.2	(38)	(4.6)

Gross margin	16,368	53.4	21,066	56.0	(4,698)	(22.3)
Operating expenses	21,063	68.7	20,218	53.7	845	4.2

(Loss) income from operations	(4,695)	(15.3)	848	2.3	(5,543)	(653.7)
Interest and other expenses	252	0.8	1,149	3.1	(897)	(78.1)

Loss before income taxes	(4,947)	(16.1)	(301)	(0.8)	(4,646)	1,543.5
Income tax expense	1,000	3.3	—	—	1,000	100.0

Loss before extraordinary item	(5,947)	(19.4)	(301)	(0.8)	(5,646)	1,875.7
Extraordinary loss	219	0.7	—	—	219	100.0

Net loss	$(6,166)	(20.1)	$(301)	(0.8)	$(5,865)	1,948.5

Three Months Ended November 3, 2001 (Third Quarter 2001), Compared To Three Months Ended October 28, 2000 (Third Quarter 2000)

    Net product sales were $9,882,000 in the current year third quarter ended November 3, 2001, compared to $13,098,000 for the corresponding third quarter ended October 28, 2000 in the prior year. The $3,216,000 or 24.6% decrease in net sales was comprised of direct marketing Successories of

$1,404,000 or 17.8%, retail Company-owned stores of $479,000 or 20.8%, sales to franchisees of $1,148,000 or 46.0%, and other channels of $185,000 or 43.3%.

    As in the first and second quarters, the decrease in net product sales experienced in the third quarter can be primarily attributed to the weak economy. The Company's customers are predominantly mid to large size businesses who appear to remain cautious with their spending in light of the current economic conditions. In addition, direct marketing Successories sales in the third quarter of this year were further impacted by a planned reduction in prospect catalog circulation in the light of lower response rates being experienced as a result of the current business environment. The Company's direct marketing efforts continue to focus on aggressively targeting opportunities in niche markets and refining marketing strategies focussed on increasing sales from the existing customer base. Internet sales, which are included in the direct marketing Successories channel, continue to grow from year to year—increased to 25.4% of the total direct marketing sales in the current year from 15.5% in the prior year. In addition to the already weak economy, the events of September 11, 2001 further impacted sales negatively in the retail Company-owned and franchised stores in the third quarter in comparison to the first and second quarter. The comparable store sales in retail Company-owned stores decreased by 23.9% in the current year third quarter in comparison to the prior year. The decrease in sales to franchisees can also be attributed to 8 fewer stores in operation and decline in advanced holiday season inventory purchases in the current year third quarter. In addition to purchasing a franchise store during the current year third quarter, the Company terminated the franchise agreements for 6 franchise locations. Of these 6 franchise locations, 4 locations have been closed and 2 locations have been reopened as Company-owned stores.

    Gross margin decreased in the current year third quarter to $4,992,000 from $6,921,000 in the prior year. The decrease in gross margin can be attributed to the decline in net product sales and gross profit percentage in the current year. The decline in gross profit percentage can be attributed to change in product sales mix and higher fixed production costs per unit resulting from lower sales volume being generated through the manufacturing facility in the current year.

    Operating expenses increased in the current year third quarter to $6,672,000 from $6,113,000 in the prior year. The variable operating expenses decreased from year to year with the decline in net product sales. However, operating expenses other than variable increased as a result of $932,000 in additional charges being recognized in the current year third quarter. These charges were primarily related to asset impairment write-downs for two under-performing Company-owned retail stores, obligations due from franchisees, discontinuance of a warehouse management system enhancement project due to lower than anticipated production volumes and severance payments related to the reduction in workforce instituted during the third quarter.

    During the current year third quarter, the Company generated a net loss of $1,771,000 in comparison to a net income of $332,000 in the prior year. The net loss incurred in the current year can be primarily attributed to the decrease in gross margin from decline in net product sales and additional charges recorded in the operating expenses in the current year as a result of the continuing business economic slow-down.

Nine Months Ended November 3, 2001 (Year-To-Date 2001), Compared To Nine Months Ended October 28, 2000 (Year-To-Date 2000)

    Net product sales were $30,661,000 in the current year to-date through November 3, 2001, compared to $37,625,000 for the corresponding year to-date through October 28, 2000 in the prior year. The $6,964,000 or 18.5% decrease in net sales was comprised of direct marketing Successories of $3,648,000 or 15.2%, retail Company-owned stores of $1,194,000 or 16.5%, sales to franchisees of $1,562,000 or 32.3%, and other channels of $560,000 or 37.8%.

    In the current year, the decrease in net product sales across the channels can be primarily attributed to the continuing economic slow-down. In addition, direct marketing Successories sales starting in the second quarter of this year were further impacted by a planned reduction in prospect catalog circulation in light of lower response rates experienced as a result of the current business environment. The Company's direct marketing efforts continue to focus on aggressively targeting opportunities in niche markets and refining marketing strategies focussed on increasing sales from the existing customer base. The comparable store sales in retail Company-owned stores decreased by 16.1% in the current year in comparison to the prior year. The total number of retail Company-owned stores in operation in the current year were 27, compared to the 24 in operation in the prior year. The sales to franchisees were also impacted by fewer stores in operation in the current year—43 in the current year versus 51 in the prior year. The decrease in sales from other channels is primarily due to loss of sales in contract framing compared to the prior year. A major contract framing customer is no longer in business.

    Operating expenses increased in the current year to $21,063,000 from $20,218,000 in the prior year. The increase in operating expenses can be attributed to additional charges recognized in the current year second and third quarter of $1,326,000. The additional charges related to bad debt reserves for franchisee related receivables, write-off of the net book value of fixed assets pertaining to five Company-owned store leases expiring prior to the end of the fiscal year and two under-performing Company-owned stores, acceleration of goodwill amortization for Company-owned retail stores from a useful life of 15 years to the end of the current lease term, discontinuance of a warehouse management system enhancement project due to lower than anticipated production volumes and severance payments related to the reduction in workforce instituted during the third quarter. The variable operating expenses decreased from year to year with the decline in net product sales.

    In the current year second quarter 2001, the Company recorded an income tax expense of $1,000,000 to increase the valuation allowance associated with the deferred tax asset balance. As a result of the current challenging economic environment, the Company's management increased the valuation allowance due to the reduced likelihood that all the benefits of the deferred tax asset related to the net operating loss (NOL) carryforwards would be fully utilized before they expire.

    In the current year first quarter 2001, the Company recorded an extraordinary loss of $219,000 related to early debt extinguishment. As a result of pre-payment of the term loan and fixed rate loan with the bank, the Company had to record an additional expense to write-off the unamortized debt discount associated with the term loan and fixed rate loan.

    The net loss of $6,166,000 in the current year was significantly higher than the net loss of $301,000 in the prior year. The increase in net loss in the current year can be primarily attributed to the decline in gross margin and additional charges recorded to operating expenses as a result of decline in sales volume due to economic downturn, income tax expense recorded to increase the valuation allowance associated with the deferred tax asset and extraordinary loss recorded for the early extinguishment of debt, offset by a decrease in interest expense due to lower outstanding debt balance.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit loan, to fund its cash requirements.

    Operating activities provided cash of $147,000 in the current year nine months ended November 3, 2001, compared to cash used of $38,000 in the prior year corresponding nine months ended October 28, 2000. The increase in cash inflow from operating activities can be primarily attributed to a decrease in accounts receivable and inventory, offset by decrease in cash inflow from operating results.

The decrease in accounts receivable and inventory can be attributed to decline in sales levels and improved management of assets in the current year.

    Investing activities used cash of $201,000 in the current year nine months ended November 3, 2001, compared to $166,000 in the corresponding nine months ended October 28, 2000. The principal use of cash in investing activities is capital expenditures and the source of cash is proceeds from sales of property and equipment.

    Financing activities used cash of $1,842,000 in the current year nine months ended November 3, 2001, compared to $18,000 in the corresponding nine months ended October 28, 2000. Scheduled debt repayments on the term note and net repayments on the revolving credit loan are the principal uses of cash. Proceeds from net borrowings on the revolving credit loan are the primary source of cash. As planned, in the current year first quarter 2001, the company prepaid its term loan and fixed rate loan with the bank, in an effort to strengthen the Company's balance sheet and debt to equity leverage. The above noted loans had payment terms through June 2003. In the prior year, the company generated proceeds from the common stock rights offering in October 2000, which in turn were used to pay-down the term and fixed loan in 2001.

    The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and use of proceeds from certain equity offerings. On December 3, 2001, the Company obtained an amendment to the credit facility to waive certain financial covenants for the quarter ended November 3, 2001. In addition, the amendment included an adjustment to the interest rate on the revolver and the borrowing base, prospectively.

    The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs, fund debt service and make anticipated capital expenditures. At November 3, 2001 the available borrowings on the revolving credit loan were $3,078,000.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-Q report contains forward-looking statements which the Company believes are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the management team, management's long-term performance goals, programs to reduce the Company's costs and enhance asset utilization, the Company's generation of funds sufficient to meet its current operating needs and to fund anticipated capital expenditures, realization of deferred tax assets, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-Q. Potential risks and uncertainties include such factors as the financial strength of the economy, and the retail and catalog industries in general, changes in consumer confidence, the level of consumer spending on motivational-type products, the competitive pricing environment within the markets that the Company distributes its products, the level of the Company's success in continuing to control costs and the Company's ability to increase certain margins through economics of scale. An additional risk and uncertainty is the Company's development and introduction of successful new products. Investors are also directed to consider other risks and uncertainties discussed in the Company's public announcements, reports to shareholders and documents filed by the Company with the Securities and Exchange Commission, including but not limited to Reports on Forms 10-K, 8-K and 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk associated with adverse changes in interest rate and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company uses both fixed and variable rate debt, as described in Note 3 of the Notes to Consolidated Financial Statements. Principal exposed to interest rate risk is limited to $1,922,000 in variable rate debt. The impact of a 1% change in interest rates on the variable rate debt is approximately $19,000. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada. The Company's exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace. The Company does not expect significant impact from foreign currency exchange rate risk. The Company's Canadian operation annual sales range around $2,000,000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is currently one of two named defendants in a case filed by Tower City Properties LTD ("Plaintiff"). Tower City Properties LTD v Getting The Edge Company and Celex Group, Inc. (now Successories, Inc.) (Case No. CV-435521) was filed in the Common Pleas Court of Cuyahoga County, Cleveland, Ohio on April 13, 2001 with the Company being served in July of 2001. Plaintiff alleges that: Getting The Edge Company entered into a lease agreement with Plaintiff; Getting The Edge Company is in default under the lease agreement due to failure to pay rent; and Company guaranteed Getting The Edge Company's performance of the lease terms and obligations. Plaintiff seeks (i) compensatory damages of $73,779.52 as of April 2, 2001, plus further rent that accrues prior to the trial; (ii) pre-judgment and post-judgment interest of 10% per annum; (iii) costs; (iv) attorney's fees and (v) such other and further relief as the Court may deem just and equitable. The Company believes it has a meritorious defense and intends to vigorously defend itself. The Company disputes being a Guarantor and has filed its answer, Affirmative Defense and a Third-Party Complaint against Getting The Edge Company. A pre-trial court appearance date of February 28, 2002 has been set.

    In a related matter, on August 29, 2001 the Company filed a complaint against Getting The Edge Company and Victor S. Voinovich, Sr. ("Defendants") in the United States District Court of the Northern District of Illinois in Cook County, Chicago, Illinois (Case No. 01 C 6745). The Company alleges that: Defendants executed franchise agreements, including personal guarantees, to operate three (3) Successories stores in Ohio; Mr. Voinovich executed a promissory note to the order of the Company; Defendants breached the franchise agreements and promissory note by non-payment of monies due the Company; and Defendants are infringing on the Company's federally registered trademarks and service marks. The relief sought by the Company includes: (i) a temporary restraining order, a preliminary injunction and a permanent injunction prohibiting, enjoining and/or restraining Defendants from infringing on the Company's intellectual property; (ii) an order directing Defendants to eliminate all advertising under the Successories name or the Company's intellectual property; (iii) an order directing Defendants to render an accounting to the Company of the gross sales by Defendants under the infringing marks; (iv) an award of three times the damages to the Company's goodwill and intellectual property resulting from Defendant's infringing use of the Company's name and marks; (v) an award of punitive damages from Defendant's of at least $500,000; (vi) an award from Defendants of attorney's fees, expenses and costs; (vii) an award of the full amount due from Defendants under the franchise agreements and the promissory note of at least $209,495.44 as of August 27, 2001; and (viii) such other further and different relief as the Court deems just and appropriate. A preliminary injunction against the Defendants became effective on November 2, 2001.

    On September 25, 2001 the Company filed a complaint against TGMK Group, Inc., TMK Group, Inc. and Terry Keenan. ("Defendants") in the United States District Court of the Northern District of Illinois in Cook County, Chicago, Illinois (Case No. 01C7405). The Company alleges that: Defendants executed franchise agreements, including personal guarantees, to operate Successories stores in Illinois; Mr. Keenan executed promissory notes to the order of the Company; Defendants breached the franchise agreements and promissory notes by non-payment of monies due the Company; and Defendants are infringing on the Company's federally registered trademarks and service marks. The relief sought by the Company includes: (i) a temporary restraining order, a preliminary injunction and a permanent injunction prohibiting, enjoining and/or restraining Defendants from infringing on the Company's intellectual property; (ii) an order directing Defendants to eliminate all advertising under the Successories name or the Company's intellectual property; (iii) an order directing Defendants to render an accounting to the Company of the gross sales by Defendants under the infringing marks; (iv) an award of three times the damages to the Company's goodwill and intellectual property resulting from Defendant's infringing use of the Company's name and marks; (v) an award of punitive damages from Defendant's of at least $500,000; (vi) an award from Defendants of attorney's fees, expenses and costs; (vii) an award of the full amount due from Defendants under the franchise agreements and the promissory notes of at least $480,350.73 as of September 25, 2001; and (viii) such other further and different relief as the Court deems just and appropriate. A preliminary injunction against the Defendants became effective on October 10, 2001.

    On October 24, 2001 the Company filed a complaint against Successories of Missouri, Inc. and Chad Everett in the Circuit Court of The Eighteenth Judicial Circuit in DuPage County, Wheaton, Illinois (Case No. 01AR002620). The Company alleges that: Successories of Missouri executed a promissory note to the order of the Company; Successories of Missouri has failed to make payments on the Note; and Chad Everett guaranteed Successories of Missouri's performance on the note. The Company seeks $23,577.69 and other amounts that become due and owing. A court ordered arbitration date of February 20, 2002 has been set.

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

(b)
No reports on Form 8-k have been filed during the three months end November 3, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUCCESSORIES, INC. (Registrant)
Date: December 17, 2001	By:	/s/ GARY J. ROVANSEK Gary J. Rovansek President, Chief Executive Officer and Director (Principal Executive Officer)
Date: December 17, 2001	By:	/s/ JOHN C. CARROLL John C. Carroll Senior Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Description
3.1		Articles of Incorporation of Registrant—Amended and Restated as of October 28, 1999 (14)
3.3		By-laws of Registrant (11)
3.4		Amended and Restated Certificate of Designation of Series A and Series B Convertible Preferred Stock (12)
4.1		Specimen Common Stock Certificate (11)
4.2		Specimen Series A Convertible Preferred Stock Certificate (13)
4.3		Specimen Series B Convertible Preferred Stock Certificate (13)
10.1		Form of Franchising Agreement (11)
10.2		Stock Option Instrument for Arnold M. Anderson dated November 19, 1991 (1)
10.3		Successories, Inc. Amended and Restated Stock Option Plan (17)
10.4		Joint Venture Agreement with Morrison DFW, Inc. and related documents (3)
10.5		Indemnification Agreement dated April 7, 1999 between the Company and Arnold M. Anderson (10)

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
10.11		Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997 (6)
10.12		First Amendment to Credit Agreement between the Company and The Provident Bank dated as of July 16, 1997 (6)
10.13		Lease Agreement between LaSalle National Trust, N.A. as Trustee under Trust No. 120358 and Celex Group, Inc. (7)

10.14	Second Amendment to Credit Agreement between the Company and The Provident Bank dated as of May 14, 1998 (7)
10.15	Third Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 1, 1998 (8)
10.16	Employment Agreement with Gary Rovansek dated October 29, 1998 (8)
10.17	Fourth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 28, 1999 (10)
10.18	Warrants to Purchase Common Stock of the Company granted to Provident Financial Group, Inc. dated as of April 29, 1999 (10)
10.19	Preferred Stock Purchase Agreement, dated as of May 28, 1999, by and among the Company and the investors (9)
10.20	Registration Rights Agreement, dated as of May 28, 1999, by and among the Company and the investors (9)
10.21	Preferred Stock Purchase Agreement, dated as of October 18, 1999, by and among the Company and the investors (12)
10.22	Amendment No. 1 to the Registration Rights Agreement, dated as of October 18, 1999, by and among the Company and the investors (12)
10.23	Fifth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 6, 2000 (15)
10.24	Sixth Amendment to Credit Agreement between the Company and The Provident Bank dated as of August 28, 2000 (16)
10.25	Joint Venture Agreement with Celebrating Excellence of Minnesota, Inc. and related documents (17)
10.26	Seventh Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 4, 2001 (filed herewith)
10.27	Retainer Agreement between the Company and Jack Miller dated April 17,2001 (filed herewith)

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

(17)
Previously filed with the Company's Proxy Statement on Schedule 14A filed on May 31, 2001, and incorporated herein by reference.

QuickLinks

PART I. FINANCIAL INFORMATION
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes To Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS