Form 10-K
period 2002-02-02
SUCCESSORIES INC
filed 2002-05-17
CIK 911323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number: 0-22834

SUCCESSORIES, INC.
(Exact name of registrant as specified in its charter)

ILLINOIS (State or other jurisdiction of incorporation or organization)	36-3760230 (I.R.S. Employer Identification No.)
2520 Diehl Road, Aurora, Illinois (Address of principal executive offices)	60504 (Zip Code)
Registrant's telephone number, including area code: (630) 820-7200 Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class None	Name of Each Exchange on Which Registered None

Securities registered pursuant to Section 12(g) of the Act:
$.01 par value Common Stock*
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 31, 2002, based upon the last reported sale price on that date on the Nasdaq National Market of $0.86 per share, was approximately $5,255,979.

        Registrant had 9,313,884 shares of its Common Stock outstanding as of May 14, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of February 2, 2002, are incorporated by reference into Part III hereof.

*
Including rights related thereto

SUCCESSORIES, INC.

FORM 10-K

FISCAL YEAR ENDED FEBRUARY 2, 2002

PART I

Item 1. Business

  General

        Successories, Inc., an Illinois corporation, ("Successories" or the "Company") designs, manufactures and markets a diverse range of motivational and self-improvement products, most of which are the Company's own proprietary designs. The Company's products include distinctive lines of wall decor, desktop accessories, books and stationery, and personalized gifts and awards. Company personnel create proprietary art work and designs that can be used in conjunction with a wide variety of products. The Company will also customize its products to fulfill customers' special needs.

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

        The Company's proprietary wall decor product line includes dramatic photography and other art developed, designed or customized in-house, and printed on high-quality coated paper stock with various motivational captions. Company designers give each grouping of wall decor products a unique, uniform overall appearance, consistent visual themes, a range of predominant colors, and distinctive border design and lettering, thereby providing each grouping with a distinctive trade dress. Framed art comes with various framing and matting options. High-quality tempered glass is used for safety reasons and to protect against damage. The Company's wall decor includes framed and unframed lithographs in various sizes ranging from 16-inch by 20-inch to 20-inch by 36-inch. The Company's merchandise is categorized into the product "groupings" that convey a specific theme and trade dress.

        The Company markets smaller versions (5-inch by 7-inch to 6-inch by 12-inch) of its wall decor as well as other products designed to be placed on desktops and countertops. All desktop accessories contain motivational words and/or images.

        All books and stationery sold by the Company are specifically selected for their motivational or inspirational content and include those published by the Company as well as by third parties. The Company markets collections of motivational or inspirational quotations and educational books for sales, customer service, human resource and education personnel.

        The Company offers a wide variety of customized products to its customers. In-house custom capabilities include hot-stamping, silk screening, and engraving for logos and personalized messages.

Etched brass and crystal products are also available. Some of the products with customized features include employee awards, promotional items and corporate gifts.

        The Company has four reportable segments: Direct Marketing—Successories, Retail Company-owned stores, sales to Franchisees, and other segments (Direct Marketing,—Golf, Wholesale and Contract Framing). See Note 13 to the Company's consolidated financial statements included in this report for certain financial information regarding these segments.

  Sales and Marketing

        The Company generates revenue through direct marketing, Company-owned retail stores, franchise stores, wholesale distribution, list rental and licensing agreements. Customers are categorized as follows:

  •
  corporate buyers including executives, sales managers, human resource managers and production managers of larger corporations

  •
  management personnel

  •
  teachers and administrative staff in educational organizations

  •
  entrepreneurial buyers including small business owners, home office businesses and sales professionals

  •
  consumers who are primarily purchasing the Company's products for themselves or as a gift

        The Company believes that the optimal way to reach its diverse customer base is to market its products through several distribution channels. In addition, the Company believes that its different distribution channels provide numerous benefits in cross-marketing.

        The Company's revenue base is comprised of a wide range of customers including Fortune 500 companies, mid-sized and small businesses, corporate management personnel, governmental and institutional, and retail customers. No individual customer accounted for more than 10% of the Company's net sales during the fiscal year ended February 2, 2002.

        The Company emphasizes customer service to achieve its goal of producing a high level of customer satisfaction.

  Direct Marketing

        Through the use of its catalogs, the Company targets sales managers, business executives, meeting planners, human resource managers, corporate training managers and educators who have purchased or shown a willingness to purchase the Company's products in the past. In addition, the Company is constantly prospecting for new customers by mailing its catalogs to prospective customers who have favorable demographic profiles or purchasing patterns. The Company maintains a large proprietary in-house database. Building on this foundation, the Company maintains an ongoing prospecting effort by testing various mailing lists and evaluating the recipient's responsiveness to the Company's product offerings. A group of corporate sales representatives handle larger corporate accounts through telemarketing.

        The Company's Successories catalog features the entire line of proprietary products and some third-party products. The two types of catalogs currently being mailed are a 64/72-page version mailed to existing customers and catalog requesters, and a 40-page version mailed to prospective customers obtained from rented mailing lists. When a prospective customer makes an initial purchase, they are subsequently sent a 64/72-page catalog using selection criteria based on purchase history. The Company also mails a separate 32-page recognition awards catalog offering a wide range of proprietary awards and gifts that can be engraved or personalized, and an annual 40-page clearance catalog. During the fiscal year ended February 2, 2002, the Company mailed approximately 14 million Successories catalogs.

        The Company has an interactive Internet website, www.successories.com. Visitors to the website are able to view product offerings and place orders for products featured in the Company's catalogs. Customer interest in the website has steadily increased. Internet orders during the fiscal year ended February 2, 2002 increased 24% in comparison to the prior fiscal year. The Company believes the Internet offers a significant marketing and sales opportunity.

        Successories products are also marketed through the Skymall catalogs circulated on various airlines.

  Retail

        The Company-owned retail locations consist of stores and temporary locations located in shopping malls. The Company's stores were introduced in early 1991. As of February 2, 2002, the Company owned a total of 24 retail locations, including 22 stores and 2 temporary locations. The following table shows the number of Company-owned retail locations that were opened, closed, converted from franchise, converted to franchise, and in operation for each of the last three fiscal years.

Fiscal Year Ended	Opened	Closed	Converted from Franchise	Converted to Franchise	In Operation at End of Fiscal Year
February 2, 2002	0	4	3	0	24
February 3, 2001	2	2	0	0	25
January 29, 2000	1	9	0	3	25

        As of February 2, 2002, the Company's retail locations in the United States are located in:

Arizona	Maryland	Pennsylvania
California	Massachusetts	Texas
Florida	Minnesota	Virginia
Illinois	New York	Wisconsin

        In addition, the Company has one location in Canada.

        As of February 2, 2002, the Company has three joint venture stores in Minnesota and Texas.

        The retail stores typically carry many of the Company's proprietary products and also a variety of non-proprietary products purchased from outside vendors.

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

  Franchise

        As of February 2, 2002, there were 35 franchised retail stores. The following table shows the number of franchised stores that were opened, closed, converted to Company-owned, converted from Company-owned and in operation for each of the last three fiscal years.

Fiscal Year Ended	Opened	Closed	Converted to Company-Owned	Converted from Company-Owned	In Operation at End of Fiscal Year
February 2, 2002	2	14	3	0	35
February 3, 2001	6	14	0	0	50
January 29, 2000	12	6	0	3	58

        The franchisee purchases for resale Company manufactured products or products from third parties that are subject to Company approval. Due to the proprietary nature of most of the Company's products, the Company is the only available source for many products sold by franchisees. Product sales to franchisees are typically made at a discount from retail or at product cost plus a certain percentage.

        All franchisees must comply with Company-established operational policies and procedures relating to, among other things, quality of service, training, design and decor of stores, and trademark usage. The Company retains the right to receive an assignment of leasehold interest if the franchisee fails to comply with the Company's operational policies and procedures or upon expiration of the franchise agreement. The Company reviews all proposed franchise store locations and reserves the right to review the lease terms. The Company provides franchisees with training which focuses on the various aspects of store management, including marketing fundamentals, and product knowledge.

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

  Manufacturing, Order Fulfillment and Distribution

        The Company's manufacturing operations consist primarily of framing, product-engraving, and hot-stamping and silk screening. The Company mounts and assembles its framed wall and desk decor in-house and has developed a special packaging system designed to reduce the risk of breakage in shipping. The Company uses the services of third party vendors to manufacture some of the motivational products, primarily desktop accessories, books and stationery.

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

        Although many of the quotations and other art work used by the Company are in the public domain and are not individually protectable under copyright and trademark laws, the Company continually endeavors to protect its products by giving its products a distinctive trade dress.

  Employees

        As of February 2, 2002, the Company employed 286 persons, of whom 204 were employed full time. Of this total, 168 were employed at the corporate headquarters in marketing, manufacturing, order fulfillment and administrative capacities, and 118 were field personnel, store managers or store personnel. In addition, the Company uses contracted labor to meet its seasonal demands. The Company is not a party to any collective bargaining agreements and has not experienced a strike or work stoppage. The Company believes that its employee relations are good.

Item 2. Properties

        The Company leases its corporate office and manufacturing/warehouse facility in Aurora, Illinois, under the terms of a lease agreement which expires in July 2009. The lease is for approximately 20,000 square feet of office space and 110,000 square feet of manufacturing/warehouse space.

        The Company leases all 24 Company-owned stores from various property owners under terms typical to enclosed shopping malls. Lease terms generally vary from five to ten years for stores, and six months to one year for temporary store locations. None of the Company's store leases are individually material to the operations of the Company.

Item 3. Legal Proceedings

        The Company was one of two named defendants in a case filed by Tower City Properties LTD ("Plaintiff"). Tower City Properties LTD v Getting The Edge Company and Celex Group, Inc. (now Successories, Inc.) (Case No. CV-435521) was filed in the Common Pleas Court of Cuyahoga County, Cleveland, Ohio on April 13, 2001 with the Company being served in July of 2001. Plaintiff alleged that: Getting The Edge Company entered into a lease agreement with Plaintiff; Getting The Edge Company is in default under the lease agreement due to failure to pay rent; and Company guaranteed Getting The Edge Company's performance of the lease terms and obligations. Plaintiff sought (i) compensatory damages of $73,779 as of April 2, 2001, plus further rent that accrues prior to the trial; (ii) pre-judgment and post-judgment interest of 10% per annum; (iii) costs; (iv) attorney's fees and (v) such other and further relief as the Court deemed just and equitable. The parties entered into a Settlement Agreement and Release. A stipulation for dismissal with prejudice was ordered by the Court on or about March 11, 2002. The settlement amount of $50,000 is included in accrued expenses at February 2, 2002.

        In a related matter, on August 29, 2001 the Company filed a complaint against Getting The Edge Company and Victor S. Voinovich, Sr. ("Defendants") in the United States District Court of the Northern District of Illinois in Cook County, Chicago, Illinois (Case No. 01 C 6745). The Company alleged that: Defendants executed franchise agreements, including personal guarantees, to operate three (3) Successories stores in Ohio; Mr. Voinovich executed a promissory note to the order of the Company; Defendants breached the franchise agreements and promissory note by non-payment of monies due the Company; and Defendants are infringing on the Company's federally registered trademarks and service marks. The initial relief sought by the Company included: (i) a temporary restraining order, a preliminary injunction and a permanent injunction prohibiting, enjoining and/or restraining Defendants from infringing on the Company's intellectual property; (ii) an order directing Defendants to eliminate all advertising under the Successories name or the Company's intellectual property; (iii) an order directing Defendants to render an accounting to the Company of the gross sales by Defendants under the infringing marks; (iv) an award of three times the damages to the Company's goodwill and intellectual property resulting from Defendant's infringing use of the Company's name and marks; (v) an award of punitive damages from Defendant's of at least $500,000; (vi) an award from Defendants of attorney's fees, expenses and costs; (vii) an award of the full amount due from Defendants under the franchise agreements and the promissory note of at least $209,495 as of August 27, 2001; and (viii) such other further and different relief as the Court deems just and appropriate. On October 4, 2001, the Court entered a temporary restraining order enjoining the Defendants from using the Successories' trademark or from violating the non-compete provision in the franchise agreements. The temporary restraining order was stayed by agreement until November 2, 2001 at which time it became a preliminary injunction. On March 13, 2002 the Company filed a Motion for Summary Judgment to enjoin further use of the Successories trademarks, service marks, logos and trade name; to collect more than $276,395 past due from the Defendants and to enforce a non-compete agreement with the Defendants. On March 20, 2002 the parties agreed to enter into an Agreed Judgment Order. On April 25, 2002 an Agreed Judgment Order was granted for the Company for $276,395 plus attorney fees and costs against Getting the Edge Company and for $226,305 plus attorney fees and costs against Victor S. Voinovich, Sr. The Company plans to vigorously pursue collection.

        On September 25, 2001 the Company filed a complaint against TGMK Group, Inc., TMK Group, Inc. and Terry Keenan. ("Defendants") in the United States District Court of the Northern District of Illinois in Cook County, Chicago, Illinois (Case No. 01C7405). The Company alleged that: Defendants executed franchise agreements, including personal guarantees, to operate Successories stores in Illinois; Mr. Keenan executed promissory notes to the order of the Company; Defendants breached the franchise agreements and promissory notes by non-payment of monies due the Company; and Defendants are infringing on the Company's federally registered trademarks and service marks. The relief sought by the Company includes: (i) a temporary restraining order, a preliminary injunction and a permanent injunction prohibiting, enjoining and/or restraining Defendants from infringing on the Company's intellectual property; (ii) an order directing Defendants to eliminate all advertising under the Successories name or the Company's intellectual property; (iii) an order directing Defendants to render an accounting to the Company of the gross sales by Defendants under the infringing marks; (iv) an award of three times the damages to the Company's goodwill and intellectual property resulting from Defendant's infringing use of the Company's name and marks; (v) an award of punitive damages from Defendant's of at least $500,000; (vi) an award from Defendants of attorney's fees, expenses and costs; (vii) an award of the full amount due from Defendants under the franchise agreements and the promissory notes of at least $480,350 as of September 25, 2001; and (viii) such other further and different relief as the Court deems just and appropriate. A preliminary injunction against the

Defendants became effective on October 10, 2001. On or about January 31, 2002 the Defendants filed an answer to the complaint and a counterclaim. In the counterclaim Defendants claim that the Company: (i) breached a duty of good faith and fair dealing, and breached the asset purchase agreement between the parties; (ii) had a duty to correct and supplement historical sales information which it knew to be false or inaccurate; (iii) violated the Consumer Fraud and Deceptive Business Practices Act by fraud and misrepresentation; (iv) engaged in a prohibited practice of selling an unregistered franchise; and (v) converted fixtures, inventory and product of the Defendants. Defendants seek the following relief: (i) recission of the asset purchase and franchise agreements; (ii) compensatory damages in excess of $1,000,000; (iii) treble damages; (iv) attorneys' fees and costs; and (v) such other further and different relief as the Court deems just and appropriate. On February 22, 2002, the Company moved to compel arbitration of Defendants' counterclaims and affirmative defenses. On March 7, 2002 Defendants responded to the Company's motion and the Company replied to the response on March 18, 2002. The Motion was fully briefed on March 20, 2002. Management intends to vigorously defend this matter and does not expect it to have a material adverse effect on the Company's consolidated financial position or results of operations.

        On October 24, 2001 the Company filed a complaint against Successories of Missouri, Inc. and Chad Everett in the Circuit Court of The Eighteenth Judicial Circuit in DuPage County, Wheaton, Illinois (Case No. 01AR002620). The Company alleged that: Successories of Missouri executed a promissory note to the order of the Company; Successories of Missouri had failed to make payments on the Note; and Chad Everett guaranteed Successories of Missouri's performance on the note. On February 20, 2002 the Company received an award of arbitration for $24,327. The Company plans to vigorously pursue collection.

        On March 12, 2002 the Company filed a complaint against Sloan Enterprises, L.C., J. Sloan Cownie and Mindy Cownie in the Circuit Court of The Eighteenth Judicial Circuit in DuPage County, Wheaton, Illinois (Case No. 2002L000261). The Company alleged that: Defendants executed franchise agreements, including personal guarantees, to operate Successories stores in Iowa and Nebraska; and breached the franchise agreements by non-payment of monies due the Company. The Company seeks: (i) $85,956 plus interest; (ii) attorney's fees, expenses and costs; and (iii) such other further and different relief as the Court deems just and appropriate.

        On March 12, 2002 the Company filed a complaint against Wascher Corp. and Greg Wascher in the Circuit Court of The Eighteenth Judicial Circuit in DuPage County, Wheaton, Illinois (Case No. 2002AR000709). The Company alleged that: Defendants executed a franchise agreement, including a personal guarantee, to operate Successories stores in Wisconsin; and breached the franchise agreement by non-payment of monies due the Company. The Company sought: (i) $43,546; (ii) attorney's fees, expenses and costs; and (iii) such other further and different relief as the Court deems just and appropriate. The parties settled the matter and on May 7, 2002 the Court ordered the matter dismissed without prejudice with the Court maintaining jurisdiction to enforce the settlement agreement between the parties.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Executive Officers of the Registrant

Name	Age	Principal Occupation for Last Five Years
Arnold M. Anderson	57	Director since October 1999; prior thereto, Director and Chairman of the Board since November 1998; prior thereto, Chief Executive Officer, Chairman of the Board and Director since June 1998; prior thereto, Chairman of the Board and Director since May 1997; prior thereto, Chief Executive Officer, Chairman of the Board and Director since June 1995; prior thereto, Chief Executive Officer, President, Chairman of the Board and Director for the Company and its predecessor (Primus) since October 1990; prior thereto, Chairman and President of the Subsidiaries.
Gary J. Rovansek	59
		President, Chief Executive Officer and Director since April 2001; prior thereto, President, Chief Executive Officer, Chief Operating Officer and Director since October 1999, prior thereto, President and Chief Operating Officer since November 1998; prior thereto, President and Director of J.C. Whitney & Co. (direct marketer of after-market automotive products) since February 1994.
John C. Carroll	53
		Senior Vice President, Chief Financial Officer and Chief Operating Officer since April 2001; prior thereto, Senior Vice President and Chief Financial Officer since April 2000; prior thereto, Vice President Finance and Operations of D&B Auto Radio, Inc. (remanufacturer and distributor of after-market automotive electronics) since November 1993.
Michael H. McKee	48
		Senior Vice President and Creative Director since October 1999; prior thereto, Senior Vice President and Creative Director, and Director since October 1990; prior thereto, Creative Director of Product Development and Advertising for the Subsidiaries.
John F. Halpin	48
		Senior Vice President, Direct Marketing Division since September 1996; prior thereto, Vice President of Marketing for Foster & Gallagher, Inc. (direct marketer of horticulture products) since January 1985.
James W. Brintnall	44
		Senior Vice President, Marketing and Merchandising since March 2000; prior thereto, Vice President of Brand Strategy and Product Development since May 1999; prior thereto, Vice President of Research and Development since June 1994.
Gregory J. Nowak	41	Vice President, General Counsel and Corporate Secretary since October 1998; prior thereto, Vice President and Associate Counsel of Scudder Kemper Investments, Inc. (investment manager) since 1995.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is quoted on the Nasdaq National Market under the symbol "SCES". The following table sets forth the high and low bid prices for the Company's common stock as reported by the Nasdaq National Market for the applicable periods shown.

	High	Low
Fiscal Year Ended February 2, 2002
First Quarter	$2.35	$1.06
Second Quarter	2.00	1.41
Third Quarter	1.41	0.36
Fourth Quarter	1.00	0.21
Fiscal Year Ended February 3, 2001
First Quarter	$2.375	$0.031
Second Quarter	2.063	1.500
Third Quarter	2.188	0.250
Fourth Quarter	1.969	1.188

        The above noted high and low bid prices do not necessarily represent actual sale prices for the Company's common stock.

        As of March 31, 2002, the number of holders of record of the Company's common stock was approximately 558, and there were approximately 443 beneficial owners of the Company's common stock.

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

        On April 25, 2002, the Company received notification from NASDAQ with regards to the Company's noncompliance with the listing requirements under NASDAQ Marketplace Rules 4450(a)(2) and 4450(a)(5) (the "Rules"), respectively. For 30 consecutive trading days, the Company's common stock did not maintain a minimum market value of publicly held shares ("MVPHS") of at least $5,000,000 and a minimum bid price per share of at least $1.00 as required for continued inclusion on the NASDAQ National market under the Rules. In accordance with the Rules, the Company has been provided 90 calendar days, or until July 24, 2002 to become compliant. If at anytime before July 24, 2002, the MVPHS is $5,000,000 or more and the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ will provide written notification to the Company that it complies with the Rules. If compliance with these Rules cannot be met by July 24, 2002, NASDAQ will provide written notification to the Company that the Company's common stock will be delisted. At that time, the Company may appeal NASDAQ's determination to a Listing Qualifications Panel.

Item 6. Selected Financial Data

        Set forth below is selected consolidated financial data for the Company as of and for each of the last five fiscal periods. Certain prior year amounts have been reclassified to conform with the current year presentation.

	Fiscal Year Ended
	February 2, 2002	February 3, 2001	January 29, 2000	January 30, 1999	January 31, 1998
	(In thousands, except share and per share data)
Statement of Operations Data:
Net product sales	$42,321	$53,330	$51,702	$52,864	$56,821
(Loss) income from operations	$(5,411)	$2,456	$467	$(5,777)	$2,014
Net (loss) income	$(10,804)	$430	$(1,127)	$(7,336)	$87
Preferred stock dividends and accretion	$220	$223	$101	$—	$741
(Loss) income available to common stockholders	$(11,024)	$207	$(1,228)	$(7,336)	$(654)
(Loss) income per share—basic and diluted	$(1.19)	$0.03	$(0.18)	$(1.08)	$(0.10)
Weighted-average number of common shares outstanding	9,241,355	7,664,215	6,927,668	6,768,929	6,283,662
Balance Sheet Data:
Total assets	$15,961	$28,791	$31,029	$35,308	$41,099
Total liabilities	$3,296	$3,182	$6,010	$8,243	$6,091
Total debt	$1,483	$3,610	$7,605	$11,821	$12,653
Total stockholder's equity	$11,182	$21,999	$17,414	$15,244	$22,305
Cash Flow Data:
Net (decrease) increase in cash	$(1,866)	$1,529	$(376)	$(136)	$578

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

        Successories designs, manufactures and markets a diverse range of motivational and self-improvement products, most of which are the Company's own proprietary designs. The Company's products include distinctive lines of wall decor, desktop accessories, books and stationery, and personalized gifts and awards. In-house designers create proprietary art work and designs that can be used in conjunction with a wide variety of products. The Company will also customize products to fulfill customers' special needs.

        The Company's products are marketed primarily under its Successories trade name through direct marketing (catalog, electronic commerce and telemarketing), retail channel (Company-owned stores), sales to franchisees and wholesale distribution. Although the Company utilizes multiple distribution channels for its products, the Company's products have similar purposes and uses in each channel of distribution. The profitability varies among products and distribution channels. The Company utilizes its facilities interchangeably for each distribution channel. Furthermore, the marketing channels are directed at a customer base located primarily in the United States and Canada. In addition, the Company generated revenue from providing framing services to outside corporate businesses on a contract fee basis

        For the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000, net product sales for the various distribution channels, as a percentage of total net product sales, were as follows:

	Fiscal Year Ended February 2, 2002	Fiscal Year Ended February 3, 2001	Fiscal Year Ended January 29, 2000
Direct marketing—Successories	64.8%	63.0%	55.9%
Retail Company-owned stores	22.2%	21.3%	25.9%
Sales to franchisees	9.9%	12.1%	13.6%
Other segments	3.1%	3.6%	4.6%

        The gross profit margins for the direct marketing and retail channels vary due to differences in product mix and volume discounts based on order size. The gross profit margin for sales to the franchisee channel is lower than the direct marketing and retail channels since these sales are generally made at a significant discount from retail price.

        Due to the continuing soft economic climate and the substantial loss before income taxes and extraordinary items of $5,712,000 sustained in fiscal 2001, the Company retained the professional services of Duff & Phelps, LLC, an investment banking and financial advisory firm. Duff & Phelps is assisting the Company in identifying, assessing and pursuing strategic alternatives. No assurance can be given that a strategic alternative shall be effected.

        The Company will continue its primary focus on sales growth in the direct marketing channel and support of its current franchisees. In the process of reviewing its strategic options, the Company has decided to take immediate steps to close all of its 100% owned retail stores. The cost of store closures will be dependent upon the terms and conditions of lease termination to be negotiated with landlords. The retail Company-owned stores segment reported a loss of $1,936,000 on net sales of $9,403,000 for fiscal 2001 and the Company anticipates future losses.

        At the end of the first quarter in fiscal 2002, the Company discontinued contract-framing services for third party products, which accounted for a loss of $79,000 on $873,000 of net sales in fiscal 2001. Any future contract framing services shall be limited primarily to large and multiple unit production runs.

        The Company and its lender, Provident Bank, have reached an agreement in principal which will allow continued access to its credit facility through May 31, 2003. The revised agreement will on a going forward basis provide relaxed financial covenants, modified advance rates and reduced loan limits. Based upon current operating forecasts the revised agreement will provide equal or greater borrowing capabilities than the existing agreement.

        The Company's focus on profitable business segments, direct marketing and sales to franchisees; exit from under-performing segments, retail Company-owned stores and contract framing; and continued access to additional funding through the revised line of credit should allow adequate time and working capital to assess strategic alternatives and return to profitability.

  Results of Operations

        The following table sets forth the results of operations for the last three fiscal years and the change from the previous year, as taken from the Company's consolidated statements of operations. The Company's fiscal year 2001 consisted of the 52 weeks ended February 2, 2002. The Company's fiscal year 2000 consisted of the 53 weeks ended February 3, 2001. The Company's fiscal year 1999 consisted of the 52 weeks ended January 29, 2000.

	Fiscal Years Ended
	February 2, 2002		February 3, 2001		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Net product sales	$42,321	100.0	$53,330	100.0	$(11,009)	(20.6)
Cost of goods sold	21,120	49.9	24,319	45.6	(3,199)	(13.2)

Gross profit on product sales	21,201	50.1	29,011	54.4	(7,810)	(26.9)
Fees, royalties and other income	1,059	2.5	1,288	2.4	(229)	(17.8)

Gross margin	22,260	52.6	30,299	56.8	(8,039)	(26.5)
Operating expenses	27,671	65.4	27,843	52.2	(172)	(0.6)

(Loss) income from operations	(5,411)	(12.8)	2,456	4.6	(7,867)	(320.3)
Interest and other expenses	301	0.7	1,725	3.2	(1,424)	(82.5)

(Loss) income before income taxes and extraordinary item	(5,712)	(13.5)	731	1.4	(6,443)	(881.4)
Income tax expense	4,873	11.5	301	0.6	4,572	1,518.9

(Loss) income before extraordinary item	(10,585)	(25.0)	430	0.8	(11,015)	(2,561.6)
Extraordinary loss	219	0.5	—	—	219	100.0

Net (loss) income	$(10,804)	(25.5)	$430	0.8	$(11,234)	(2,612.6)

	Fiscal Years Ended
	February 3, 2001		January 29, 2000		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Net product sales	$53,330	100.0	$51,702	100.0	$1,628	3.1
Cost of goods sold	24,319	45.6	23,536	45.5	783	3.3

Gross profit on product sales	29,011	54.4	28,166	54.5	845	3.0
Fees, royalties and other income	1,288	2.4	1,175	2.3	113	9.6

Gross margin	30,299	56.8	29,341	56.8	958	3.3
Operating expenses	27,843	52.2	28,874	55.9	(1,031)	(3.6)

Income from operations	2,456	4.6	467	0.9	1,989	425.9
Interest and other expenses	1,725	3.2	1,534	3.0	191	12.5

Income (loss) before income taxes	731	1.4	(1,067)	(2.1)	1,798	168.5
Income tax expense	301	0.6	60	0.1	241	401.7

Net income (loss)	$430	0.8	$(1,127)	(2.2)	$1,557	138.2

Year Ended February 2, 2002 (Fiscal 2001), Compared to Year Ended February 3, 2001 (Fiscal 2000)

        Net product sales were $42,321,000 for year ended February 2, 2002, compared to $53,330,000 for the prior year ended February 3, 2001. The $11,009,000 or 20.6% decrease in net sales is comprised of direct marketing Successories of $6,187,000 or 18.4%, retail Company-owned stores of $1,980,000 or 17.4%, sales to franchisees of $2,265,000 or 35.0%, and other channels of $577,000 or 44.9%.

        In the current fiscal year 2001, the decrease in net product sales across the channels can be primarily attributed to the challenging economic business environment. Direct marketing Successories sales starting in the second quarter of fiscal 2001 were further impacted by a planned reduction in prospect catalog circulation in light of lower response rates experienced as a result of the current economic slow-down. The Company's direct marketing efforts continue to focus on aggressively targeting opportunities in niche markets and refining marketing strategies focused on increasing sales from its existing customer base and acquiring new customers. Internet sales, which are included in the direct marketing channel, increased to 25.0% in fiscal 2001 compared to 17.9% in fiscal 2000. The comparable store sales in retail Company-owned stores decreased by 21.1% in the current year in comparison to the prior year. The total number of retail Company-owned stores in operation in the current year were 24, compared to the 25 in operation in the prior year. The sales to franchisees were impacted by fewer stores in operation in the current year—35 in the current year versus 50 in the prior year. The decrease in sales from other channels is primarily due to loss of sales in contract framing compared to the prior year. The decline in sales in contract framing was due to a major customer in fiscal 2000 who was no longer in business in fiscal 2001.

        Gross margin decreased in fiscal 2001 to $22,260,000 from $30,299,000 in fiscal 2000. The decrease in gross margin can be primarily attributed to a decrease in sales volume and a decline in gross profit, as a percentage of net sales, to 52.6% in fiscal 2001 from 56.8% in fiscal 2000. The decline in gross profit percentage can be attributed to increased promotional discounting undertaken in fiscal 2001 to encourage consumer spending. In addition, the gross profit percentage was lower as a result of higher fixed production costs per unit resulting from lower sales volume being generated through the manufacturing facility in fiscal 2001. The decline in fees, royalties and other income in fiscal 2001 was also negatively impacted by the challenging economic environment.

        Operating expenses decreased in the current year to $27,671,000 from $27,843,000 in the prior year. The operating expenses for fiscal 2001 included additional charges of $1,564,000. The additional charges related to bad debt reserves for franchisee related receivables; write-off of the net book value of fixed assets pertaining to six Company-owned store leases expiring in fiscal 2001 or in fiscal 2002, and two under-performing Company-owned stores; acceleration of goodwill amortization for Company-owned retail stores from a useful life of 15 years to the end of the current lease term; discontinuance of a warehouse management system enhancement project due to lower than anticipated production volumes; and severance payments related to the reduction in workforce instituted during the third quarter. The variable operating expenses decreased from year to year with the decline in net product sales. The operating expenses, as a percentage of net sales, increased in fiscal 2001 to 65.4% from 52.2% in fiscal 2000 as a result of fixed operating expenses being spread over a lower sales volume base.

        In the current fiscal year 2001, the Company recorded an income tax expense of $4,873,000 to increase the valuation allowance to fully reserve for the deferred tax asset balance. As a result of the current challenging economic environment which has negatively impacted the operating results for fiscal 2001, the Company's management has taken a conservative approach due to the reduced likelihood that all the benefits of the deferred tax asset related to the net operating loss (NOL) carryforwards and other temporary differences would be fully utilized before they expire.

        In the current fiscal year 2001, the Company recorded an extraordinary loss of $219,000 related to early debt extinguishment. As a result of pre-payment of the term loan and fixed rate loan with the

Company's bank, the Company recorded an additional expense to write-off the unamortized debt discount associated with the term loan and fixed rate loan.

        In the current fiscal year 2001 the Company had a net loss of $10,804,000 in comparison to a net income of $430,000 in the prior fiscal year 2000. The decline in net income in the current year can be primarily attributed to the decline in gross margin and additional charges recorded to operating expenses as a result of decline in sales volume due to economic downturn, income tax expense recorded to increase the valuation allowance associated with the deferred tax asset, and extraordinary loss recorded for the early extinguishment of debt, offset by a decrease in interest expense due to lower outstanding debt balance.

Year Ended February 3, 2001 (Fiscal 2000), Compared to Year Ended January 29, 2000 (Fiscal 1999)

        Net product sales were $53,330,000 for the year ended February 3, 2001, compared to $51,702,000 for the prior year ended January 29, 2000. The $1,628,000 or 3.1% increase in sales is comprised of an increase of $4,719,000 or 16.3% in direct marketing-Successories, $306,000 or 3.1% in comparable retail Company-owned store sales (same store sales), offset by a decrease of $2,329,000 or 68.0% in non-comparable retail Company-owned store sales, $564,000 or 8.0% in sales to franchisees and $504,000 or 21.3% in other channels sales.

        The 16.3% increase in direct marketing-Successories sales was attributable to an increase in catalog circulation by approximately 10%, an increase in customer catalog page count, and continued improvements in merchandising, creative presentation and circulation strategy. Internet sales, which are included above, were 17.9% of the total direct marketing-Successories sales. Internet orders grew five-fold in fiscal 2000. The non-comparable retail Company-owned store sales declined due to 11 fewer stores in operation in fiscal 2000. The Company converted some of the Company-owned retail stores to franchised stores, and closed some of the under-performing stores in fiscal 1999. Sales to franchisees decreased by 8% due to 8 fewer stores in operation in fiscal 2000 in comparison to fiscal 1999, and in fiscal 1999 there were non-recurring initial sales related to the conversion of retail Company-owned stores to franchised stores. The decrease in direct marketing-golf and wholesale sales can be attributed to the planned discontinuation of the golf catalog and reduction in the scope of wholesale business with the office supply companies, offset by additional sales in fiscal 2000 from contract framing services. Contract framing, undertaken in earnest in fiscal 2000, consists of framing third party products on a fee basis primarily during the Company's seasonally slower production periods. The Company's focus in fiscal 2000 was on growing its core motivational products business through the direct marketing-Successories, retail Company-owned stores and sales to franchisees distribution channels.

        Gross margin increased in fiscal 2000 to $30,299,000 from $29,341,000 in fiscal 1999. The increase in gross margin can be primarily attributed to the increase in net product sales.

        Operating expenses, excluding certain channel exit costs incurred in fiscal 1999, were slightly down in fiscal 2000 eventhough net product sales increased from fiscal 1999. The exit costs of $961,000 incurred in fiscal 1999 were primarily related to the under-performing retail store closings, and exiting costs associated with the golf and Europe catalog business and wholesale activity with office supply companies. Comparable operating expenses in fiscal 2000 were $27,843,000 or 53.5% (as a percentage of net product sales), in comparison to $27,913,000 or 54.0% (as a percentage of net product sales) in fiscal 1999.

        In fiscal 2000 the Company achieved a pre-tax net income of $731,000, in comparison to a net loss of $1,067,000 in fiscal 1999. The improvement in the operating results can be primarily attributed to the streamlining of the operations by focusing on the Company's most profitable distribution channels and core motivational products business. In addition, cash interest expense decreased by $505,000 or 40.1% in fiscal 2000 in comparison to fiscal 1999, due to lower outstanding debt balance. The outstanding debt balance decreased by $3,995,000 in fiscal 2000 in comparison to fiscal 1999. Income tax expense for fiscal 2000 increased by $241,000 in comparison to fiscal 1999, however, it is primarily a non-cash expense as a result of the Company being able to utilize approximately $1.4 million of its net operating loss carryforwards.

  Liquidity and Capital Resources

        The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit loan, to fund it's cash requirements.

        Operating activities provided cash of $692,000, $2,182,000 and $1,648,000 in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. The decrease in cash flow in fiscal 2001 in comparison to fiscal 2000 can be primarily attributed to a reduction in cash flow from operating results, offset by a decrease in accounts receivable and inventory, and an increase in accounts payable. The improvement in cash flow in fiscal 2000 in comparison to fiscal 1999 can be primarily attributed to improved operating results, offset by a reduction in accounts payable.

        Investing activities used cash of $271,000, $355,000 and $431,000 in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. The principal use of cash was capital expenditures. In fiscal 2001, the Company expended funds primarily for Internet website development, retail Company-owned stores fixed assets upgrades, and equipment replacements and upgrades. In fiscal 2000, the Company expended funds primarily for the Internet website development, new manufacturing and distribution software (implementation planned in 2001, subsequently the project was discontinued in 2002 and the costs for the project were written-off) and equipment upgrades and replacements. Currently, the Company's credit facility limits annual capital expenditures to $1 million.

        Financing activities used cash of $2,287,000, $298,000 and $1,593,000 in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. The principal uses of cash were scheduled repayments and pre-payments on the outstanding bank debt. The principal sources of cash were borrowings on the revolver, proceeds from the sale of common stock issuance in fiscal 2000 and preferred stock issuance in fiscal 1999. The above noted equity infusions have helped the Company lower its outstanding debt levels and related interest expense, increase the working capital available for investing in the growth of the business, and improve the overall liabilities to equity position of the Company.

        On December 3, 2001, the Company obtained an amendment to the credit facility to waive certain financial covenants for the quarter ended November 3, 2001. In addition, the amendment included an adjustment to the interest rate on the revolver and the borrowing base, prospectively.

        On September 4, 2001, the Company obtained an amendment to the credit facility to adjust certain financial covenants, reduce the applicable interest rate on the revolver and commitment fee on the unused revolver, and amend certain other terms for the quarter ended August 4, 2001 and prospectively.

        In February 2001 the Company pre-paid the entire outstanding Bank term loan and fixed rate loan balance in the amount of $3,590,000. The above noted loans had payment terms through June 2003. The Company recorded an extraordinary loss of $219,000 related to the early debt extinguishment in the current year. The extraordinary loss represents the write-off of the unamortized debt discount associated with the term loan and fixed rate loan. In addition, the Company and the bank have reached an agreement in principal which will allow continued access to its credit facility through May 31, 2003. The revised agreement will on a going forward basis provide relaxed financial covenants, modified advance rates and reduced loan limits. Based upon current operating forecasts the revised agreement will provide equal or greater borrowing capabilities than the existing agreement.

        The credit facility also contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and use of proceeds from certain equity offerings. On May 7, 2002, the Company obtained a waiver to the credit facility to waive certain financial covenants for the year ended February 2, 2002 (fiscal 2001). The bank waiver fee of $10,000 will be recorded in the first quarter of fiscal 2002.

        See Note 6 in the Notes to the Consolidated Financial Statements in Part IV of this document for the current terms under the credit facility agreement.

        The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs, fund debt service and anticipated capital expenditures. At February 2, 2002, the available borrowings on the revolving credit loan were $1,573,000.

  Seasonality

        The Company's business is subject to seasonal variations in demand. Historically, a significant portion of the Company's sales and net income have been realized during the period from October through January. The effects of seasonality are greater in the Company's retail operations than the other segments of its business. Most operating expenses are incurred evenly throughout the year, although some selling and administrative expenses are variable depending on sales, and direct marketing catalog advertising expenses as a percentage of sales are higher in the first calendar quarter due to more prospecting. The Company's operating results may also vary depending upon such factors as catalog mailings, and the timing of new product introductions and promotions by the Company. The Company's cash requirements generally reach a seasonal peak in the second half of the fiscal year to finance increased inventory levels needed to meet the third and fourth quarter sales demand.

  Inflation

        The Company does not believe that inflation has had a material impact on its operations during the last fiscal year.

  Disclosure Regarding Forward-Looking Statements

        This Form 10-K report contains forward-looking statements which the Company believes are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the management team, management's long-term performance goals, channels, programs to reduce costs and enhance asset utilization, banking arrangement and terms, realization of deferred tax assets, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-K report. Potential risks and uncertainties include such factors as the financial strength of the economy, and the retail and catalog industries in general, changes in consumer confidence, the level of consumer spending on motivational-type products, the competitive pricing environment within the markets that the Company distributes its products, the level of the Company's success in continuing to control costs and the Company's ability to increase certain margins through economies of scale. Additional risks and uncertainties include the Company's ability to devlop and introduce successful new products, generate funds sufficient to meet its current operating and capital needs, identify, pursue or realize any benefit from any strategic alternatives that may be considered, and successfully exit the retail channel (100% Company-owned stores). Investors are also directed to consider other risks and uncertainties discussed in the Company's public announcements, reports to shareholders and documents filed by the Company with the Securities and Exchange Commission, including but not limited to Reports on Forms 10-K, 8-K and 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect events or circumstances that may arise after the date on this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company uses variable rate debt, as described in Note 6 of the Notes to Consolidated Financial Statements. At February 2, 2002, principal exposed to interest rate risk is limited to $1,483,000 in variable rate debt. The variable rate debt level varies periodically and the maximum borrowings available at February 2, 2002 was $3,056,000. The impact of 1% change in interest rates on the variable rate debt is approximately $15,000. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada. The Company's exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace. The Company does not expect significant impact from foreign currency exchange rate risk. The Company's Canadian operations annual sales are approximately $2,500,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding the Company's Directors will be included under the caption, "Election of Directors," in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after February 2, 2002, and is incorporated herein by reference. Information regarding the Company's executive officers is included under a separate caption in Part I hereof.

Item 11. Executive Compensation

        Information regarding the Executive Compensation will be included under the caption, "Compensation and Other Transactions with Management," in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after February 2, 2002, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information regarding the above will be included under the caption, "Security Ownership," in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after February 2, 2002, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information regarding the above will be included under the caption, "Compensation and Other Transactions with Management," in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after February 2, 2002, and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	See Index to Financial Statements and Financial Statement Schedules on page F-1.
	2.	See Index to Financial Statements and Financial Statement Schedules on page F-1.
	3.	See Index to Exhibits immediately following the Signature page.
(b)	No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of the period covered by this report.
(c)	See Index to Financial Statements and Financial Statement Schedules on page F-1.

Index to Financial Statements and Financial Statement Schedules

Page
(1)	Financial Statements:
	Reports of Independent Accountants	F-2 & F-3
	Consolidated Balance Sheets	F-4
	Consolidated Statements of Operations	F-5
	Consolidated Statements of Stockholders' Equity	F-6 & F-7
	Consolidated Statements of Cash Flows	F-8
	Notes to Consolidated Financial Statements	F-9
(2)	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	F-31

        All other financial schedules called for under Regulation S-X are not submitted because they are not applicable, or not required, or because the required information is not material or is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Stockholders of
    Successories, Inc.

        We have audited the accompanying consolidated balance sheets of Successories, Inc. (an Illinois corporation) as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years then ended. Our audits also included the financial statement schedules listed in the Index at Item 8, Financial Statements and Supplementary Data—page F-31. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Successories, Inc. as of February 2, 2002 and February 3, 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                      Crowe, Chizek and Company LLP

Oak Brook, Illinois
March 22, 2002
(except with respect to Note 6, as to
which the date is May 16, 2002)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Stockholders of
    Successories, Inc.

        We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Successories, Inc. (an Illinois corporation) and subsidiaries for the year then ended January 29, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Successoriess, Inc. and subsidiaries' operations and cash flows for the year ended January 29, 2000 in conformity with accounting principles generally accepted in the United States.

        Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule on Page F-31 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

Arthur Andersen LLP
Chicago, Illinois
March 24, 2000
(except with respect to the matters discussed in
Note 6, as to which the date is April 6, 2000)

SUCCESSORIES, INC.

CONSOLIDATED BALANCE SHEETS

	February 2, 2002	February 3, 2001
ASSETS
Current assets:
Cash and cash equivalents	$602,000	$2,468,000
Accounts and notes receivable, net	2,445,000	3,515,000
Inventories, net	5,005,000	7,056,000
Prepaid catalog expenses	1,683,000	1,908,000
Deferred income taxes and other prepaid expenses	857,000	568,000

Total current assets	10,592,000	15,515,000
Restricted cash	250,000	250,000
Property and equipment, net	3,914,000	6,350,000
Notes receivable	17,000	252,000
Deferred financing costs and debt discount, net	181,000	528,000
Deferred income taxes, net	—	4,626,000
Intangibles and other assets, net	1,007,000	1,270,000

TOTAL ASSETS	$15,961,000	$28,791,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,483,000	$3,597,000
Accounts payable	1,488,000	865,000
Accrued expenses and deferred income taxes	1,761,000	2,216,000

Total current liabilities	4,732,000	6,678,000
Long-term debt, net of current portion	—	13,000

Total liabilities	4,732,000	6,691,000

Minority interest	47,000	101,000

Stockholders' equity:
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 503,092 of Series A and 101,667 of Series B shares issued and outstanding; liquidation value $.01 per share plus accrued dividends	6,000	6,000
Common stock, $.01 par value; 20,000,000 shares authorized 9,313,884 and 9,181,196 shares issued and outstanding, respectively	93,000	92,000
Common stock warrants	2,324,000	2,324,000
Notes receivable from stockholders	(118,000)	(148,000)
Additional paid-in capital	33,321,000	33,136,000
Accumulated deficit	(24,380,000)	(13,356,000)
Accumulated other comprehensive loss	(64,000)	(55,000)

Total stockholders' equity	11,182,000	21,999,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,961,000	$28,791,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
Net product sales	$42,321,000	$53,330,000	$51,702,000
Cost of goods sold	21,120,000	24,319,000	23,536,000

Gross profit on product sales	21,201,000	29,011,000	28,166,000
Fees, royalties and other income	1,059,000	1,288,000	1,175,000

Gross margin	22,260,000	30,299,000	29,341,000
Operating expenses	27,671,000	27,843,000	28,874,000

(Loss) income from operations	(5,411,000)	2,456,000	467,000

Other (expense) income:
Interest income	108,000	40,000	50,000
Minority interests in subsidiaries	(159,000)	(356,000)	(218,000)
Interest expense	(269,000)	(1,382,000)	(1,451,000)
Other, net	19,000	(27,000)	85,000

Total other expense	(301,000)	(1,725,000)	(1,534,000)

(Loss) income before income taxes and extraordinary item	(5,712,000)	731,000	(1,067,000)
Income tax expense	4,873,000	301,000	60,000

(Loss) income before extraordinary item	(10,585,000)	430,000	(1.127,000)
Extraordinary loss on early extinguishment of debt	219,000	—	—

Net (loss) income	(10,804,000)	430,000	(1,127,000)
Dividend to preferred stockholders	220,000	223,000	101,000

Net (loss) income available to common stockholders	$(11,024,000)	$207,000	$(1,228,000)

Foreign currency translation adjustment	(9,000)	9,000	—

Comprehensive (loss) income	$(10,813,000)	$439,000	$(1,127,000)

(Loss) income per share (basic and diluted):
(Loss) income before extraordinary item	$(1.17)	$0.03	$(0.18)

Net (loss) income	(1.19)	$0.03	$(0.18)

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Convertible Preferred Stock
			Common Stock			Notes Receivable From Stockholders
					Common Stock Warrants		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at January 30, 1999	—	—	6,913,293	$69,000	$1,788,000	$(273,000)	$26,059,000	$(12,335,000)
Net loss	—	—	—	—	—	—	—	(1,127,000)
Stock warrants issuance and Revaluation	—	—	—	—	503,000	—	—	—
Notes receivable payments and writeoffs	—	—	—	—	—	108,000	—	—
Common stock transactions:
Sales of common shares	—	—	19,920	—	—	—	42,000	—
Preferred stock transactions:
Sale of Series A shares	503,092	5,000	—	—	—	—	1,215,000	—
Sale of Series B shares	101,667	1,000	—	—	—	—	1,524,000	—
Preferred stock dividends	—	—	—	—	—	—	—	(101,000)

Balance at January 29, 2000	604,759	$6,000	6,933,213	$69,000	$2,291,000	$(165,000)	$28,840,000	$(13,563,000)
Net Income	—	—	—	—	—	—	—	430,000
Foreign currency translation Adjustment	—	—	—	—	—	—	—	—
Stock warrants revaluation	—	—	—	—	33,000	—	—	—
Notes receivable payments and writeoffs	—	—	—	—	—	17,000	—	—
Common stock transactions:
Sales of common shares	—	—	2,066,206	21,000	—	—	3,976,000	—
Common stock issued in lieu of preferred stock dividends	—	—	181,777	2,000	—	—	320,000	—
Preferred stock transactions:
Preferred stock dividends	—	—	—	—	—	—	—	(223,000)

Balance at February 3, 2001	604,759	$6,000	9,181,196	$92,000	$2,324,000	$(148,000)	$33,136,000	$(13,356,000)
Net Income	—	—	—	—	—	—	—	(10,804,000)
Foreign currency translation Adjustment	—	—	—	—	—	—	—	—
Notes receivable payments and writeoffs	—	—	—	—	—	30,000	—	—
Common stock transactions:
Sales of common shares	—	—	18,691	—	—	—	22,000	—
Common stock issued in lieu of preferred stock dividends	—	—	113,997	1,000	—	—	163,000	—
Preferred stock transactions:
Preferred stock dividends	—	—	—	—	—	—	—	(220,000)

Balance at February 2, 2002	604,759	$6,000	9,313,884	$93,000	$2,324,000	$(118,000)	$33,321,000	$(24,380,000)

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 30, 1999	$(64,000)	$15,244,000
Net loss	—	(1,127,000)
Stock warrants issuance and revaluation	—	503,000
Notes receivable payments and writeoffs	—	108,000
Common stock transactions:
Sales of common shares	—	42,000
Preferred stock transactions:
Sale of Series A shares	—	1,220,000
Sale of Series B shares	—	1,525,000
Preferred stock dividends	—	(101,000)

Balance at January 29, 2000	$(64,000)	$17,414,000
Net income	—	430,000
Foreign currency translation adjustment	9,000	9,000
Stock warrants revaluation	—	33,000
Notes receivable payments and writeoffs	—	17,000
Common stock transactions:
Sales of common shares	—	3,997,000
Common stock issued in lieu of preferred stock dividends	—	322,000
Preferred stock transactions:
Preferred stock dividends	—	(223,000)

Balance at February 3, 2001	$(55,000)	$21,999,000
Net income	—	(10,804,000)
Foreign currency translation adjustment	(9,000)	(9,000)
Notes receivable payments and writeoffs	—	30,000
Common stock transactions:
Sales of common shares	—	22,000
Common stock issued in lieu of preferred stock dividends	—	164,000
Preferred stock transactions:
Preferred stock dividends	—	(220,000)

Balance at February 2, 2002	$(64,000)	$11,182,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
Cash flows from operating activities:
Net income (loss)	$(10,804,000)	$430,000	$(1,127,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,407,000	2,840,000	3,307,000
Deferred income tax	4,873,000	326,000	—
Amortization of debt discount	128,000	790,000	259,000
Minority interests in subsidiaries	159,000	356,000	218,000
(Gain) Loss on disposal of property and equipment	—	—	(104,000)
Extraordinary loss on early extinguishment of debt	219,000	—	—

	(2,018,000)	4,742,000	2,553,000
Changes in operating assets and liabilities:
Accounts and notes receivable	1,246,000	(183,000)	20,000
Inventories	2,051,000	942,000	2,620,000
Prepaid catalog expenses	225,000	(369,000)	(472,000)
Other prepaid expenses	(536,000)	(106,000)	57,000
Accounts payable	623,000	(2,924,000)	(2,569,000)
Accrued expenses	(511,000)	483,000	(100,000)
Other assets	(388,000)	(403,000)	(461,000)

Net cash provided by operating activities	692,000	2,182,000	1,648,000

Cash flows from investing activities:
Proceeds from notes receivable issued in connection with sale of property and equipment	58,000	141,000	74,000
Proceeds from sale of property and equipment	—	—	282,000
Reduction in restricted cash	—	50,000	—
Purchases of property and equipment	(329,000)	(546,000)	(787,000)

Net cash used in investing activities	(271,000)	(355,000)	(431,000)

Cash flows from financing activities:
Proceeds from issuing common stock	22,000	3,997,000	42,000
Proceeds from issuing Series A and B preferred stock	—	—	2,745,000
Proceeds from notes receivable issued to stockholders	30,000	2,000	58,000
Net borrowings (repayments) on revolving credit loan	1,483,000	(2,119,000)	(2,755,000)
Repayments of long-term debt	(3,610,000)	(1,876,000)	(1,461,000)
Distributions to joint venture partners	(212,000)	(302,000)	(222,000)

Net cash used in financing activities	(2,287,000)	(298,000)	(1,593,000)

Net (decrease) increase in cash	(1,866,000)	1,529,000	(376,000)
Cash and cash equivalents, beginning of period	2,468,000	939,000	1,315,000

Cash and cash equivalents, end of period	$602,000	$2,468,000	$939,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

        Successories, Inc. and its subsidiaries (collectively the "Company") design, manufacture, and market a diverse range of motivational and self-improvement products, many of which are the Company's own proprietary designs. The Company considers itself a single line of business with products that are marketed primarily under the Successories trade name through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores), sales to franchisees and wholesale distribution channels. The Company operates a chain of Successories retail stores located in the United States and Canada. The Company also operates a franchising program whereby franchisees are granted the right to market the Company's products under the Successories trademark.

        The franchisee purchases for resale Company manufactured products or products from others that are subject to Company approval. Due to the proprietary nature of most of the Company's products, the Company is the only available source for many products sold by franchisees. The franchise agreements have an initial term of five years with a renewal option for three additional successive terms of five years each. Franchisees pay a royalty to the Company of 2% of franchised retail stores gross sales. At February 2, 2002 there were 24 Company-owned retail stores and 35 franchised retail stores. At February 3, 2001 there were 25 Company-owned retail stores and 50 franchised retail stores.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year End

        The Company's fiscal year ends on the Saturday closest to January 31. The year ended February 2, 2002 consisted of 52 weeks. The year ended February 3, 2001 consisted of 53 weeks. The year ended January 29, 2000 consisted of 52 weeks.

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

        Catalog related advertising expense was $8,398,000, $8,706,000 and $7,783,000 for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

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

        Depreciation expense was $2,639,000, $2,129,000 and $2,536,000 for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively, which is included in cost of goods sold and operating expenses in the accompanying consolidated statements of operations.

  Deferred Financing Costs and Debt Discount

        Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related debt. In addition, stock warrants issued in conjunction with the credit facility were assigned a fair value using the Black-Scholes option pricing model and are being amortized over the term of the related debt. Amortization expense was $347,000, $790,000 and $356,000 for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

  Intangible Assets

        Intangible assets consist of new product development costs, goodwill and distribution rights. Such assets are being amortized on a straight-line basis. New product development costs consist of external costs incurred in development of products and includes licensing costs, which are amortized over the shorter of 3 years or the term of the licensing agreement. Goodwill related to certain Company-owned stores, which represents the cost of purchased businesses in excess of the fair value of net assets acquired, is being amortized over the term of the lease for the respective stores. Distribution rights are being amortized over a period of 5 years, which were fully amortized at year end February 3, 2001. The

Company reviews the realizability of the intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended February 2, 2002, the Company changed the amortization period for goodwill related to certain Company-owned retail stores from 15 years to the lease term for the respective stores. Accumulated amortization amounted to $5,006,000 and $4,238,000 at February 2, 2002 and February 3, 2001, respectively. Amortization expense was $768,000, $711,000 and $771,000 for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

  Accounts Payable

        Checks outstanding of approximately $163,000 and $0, are included in accounts payable as of February 2, 2002 and February 3, 2001, respectively.

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

  Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The valuation of the deferred taxes is a significant estimate.

  Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3. ACCOUNTS AND NOTES RECEIVABLE

        Accounts and notes receivable consist of the following:

	February 2, 2002	February 3, 2001
Accounts receivable	$2,651,000	$3,939,000
Notes receivable	262,000	411,000

	2,913,000	4,350,000
Less allowance for doubtful accounts and sales returns	(451,000)	(583,000)

	2,462,000	3,767,000
Less current portion	(2,445,000)	(3,515,000)

Noncurrent portion	$17,000	$252,000

        A portion of the Company's sales are made through the extension of credit. Accounts receivable from credit sales are generally unsecured. Notes receivable are primarily from franchisees, and are generally supported by a personal guarantee. The payments on the promissory notes started in July 1998 and continue through March 2003. The interest rates on the promissory notes range from 7% to 12%.

NOTE 4. INVENTORIES

        Inventories are comprised of the following:

	February 2, 2002	February 3, 2001
Finished goods	$3,825,000	$5,461,000
Raw materials	1,763,000	2,092,000

	5,588,000	7,553,000
Less reserve for obsolescence	(583,000)	(497,000)

	$5,005,000	$7,056,000

NOTE 5. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	February 2, 2002	February 3, 2001
Leasehold improvements	$5,589,000	$6,678,000
Machinery and equipment	5,422,000	5,315,000
Furniture and fixtures	2,531,000	2,754,000
Construction in progress	25,000	122,000

	13,567,000	14,869,000
Less accumulated depreciation and amortization	(9,653,000)	(8,519,000)

	$3,914,000	$6,350,000

NOTE 6. DEBT

        Debt is comprised of the following:

	February 2, 2002	February 3, 2001
Bank borrowings:
Term loan	$—	$3,090,000
Revolving credit loan	1,483,000	—
Fixed rate loan	—	500,000
Capital lease obligations	—	20,000

	1,483,000	3,610,000
Less current portion	(1,483,000)	(3,597,000)

Long-term debt	$—	$13,000

        On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"), amended most recently on December 3, 2001, which is comprised of a revolving credit loan, term loan and fixed rate loan. In conjunction with the credit facility agreement, warrants to purchase 150,000 shares of the Company's common stock were issued to the bank as part of this agreement. Initially these warrants had exercise prices ranging from $6.19 to $9.73 and expiration dates in June 2001; however, the exercise prices were subsequently adjusted to $2.00 and the expiration dates were extended to June 2005. Prior to September 4, 2001, the revolving credit loan provided for maximum borrowings of $9 million for each succeeding July 1 through December 31, and at all other times of $6 million. Subsequent to September 4, 2001, the revolving credit loan provides for maximum borrowings of $6 million through December 31, 2001 and each succeeding July 1 through December 31, and at all other times of $5 million. In addition, subsequent to September 4, 2001, the borrowing base is further reduced by $1,000,000 for the rolling 12-month period at fiscal quarter-ends with EBITDA equal or less than $4,000,000. Borrowings under the revolving credit loan are limited to 85% of eligible receivables plus 57% of eligible inventory, as defined. Subsequent to December 3, 2001, the borrowings under the revolving credit loan are limited to 85% of eligible receivables plus the lesser of 57% of eligible inventory or $3,000,000, as defined. A commitment fee of 0.25% is payable on the daily unused amount of the maximum revolving credit commitment. The facility expires in June 2003, and all borrowings under the facility are secured by substantially all the assets of the Company. The interest rates on the term loan and revolving credit loan borrowings generally fluctuate based on the margin ratio, as defined, from a minimum of prime plus 0.50% to a maximum of prime plus 3.00% on the term loan, and a minimum of prime less 0.25% to a maximum of prime plus 0.75% on the revolving credit loan. The fixed rate loan bears interest at 12%. Interest is payable monthly. The interest rate on the outstanding revolving credit loan was 6.75% at February 2, 2002. Subsequent to December 3, 2001, the interest rate on the revolving credit loan is prime plus 2.00%. As of February 2, 2002, available borrowings on the revolving credit loan were $1,573,000.

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

        On September 4, 2001, the Company obtained an amendment to the credit facility to adjust certain financial covenants, reduce the applicable interest rate on the revolver and commitment fee on the unused revolver, and amend certain other terms for the quarter ended August 4, 2001 and prospectively.

        On December 3, 2001, the Company obtained an amendment to the credit facility to waive certain financial covenants for the quarter ended November 3, 2001. In addition, the amendment included an increase to the interest rate on the revolver and an adjustment to the borrowing base, prospectively.

        During the current year ended February 2, 2002, the Company pre-paid the entire outstanding Bank term loan and fixed rate loan balance in the amount of $3,590,000. The above noted loans had payment terms through June 2003. The company recorded an extraordinary loss of $219,000 related to the early debt extinguishment in the current year. The extraordinary loss represents the write-off of the unamortized debt discount associated with the term and fixed rate loan.

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

        The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and use of proceeds from certain equity offerings. On May 7, 2002, the Company obtained a waiver to the credit facility to waive certain financial covenants for the year ended February 2, 2002 (fiscal 2001). The bank waiver fee of $10,000 will be recorded in the first quarter of fiscal 2002. In addition, the Company and the bank have reached an agreement in principal which will allow continued access to its credit facility through May 31, 2003. The revised agreement will on a going forward basis provide relaxed financial covenants, modified advance rates and reduced loan limits.

        The weighted average interest rates on borrowings outstanding as of February 2, 2002 and February 3, 2001 were 7.04% and 10.59%, respectively.

NOTE 7. COMMON STOCK

        During the year ended February 3, 2001, on October 3, 2000, the Company issued 2,041,581 shares of common stock to its existing stockholders at a price of $2.00 per share, pursuant to the rights offering as described in the form S-3 registration statement filed with the Securities and Exchange Commission on August 23, 2000. The net proceeds of the offering were $3,956,000. The Company used the net proceeds from the offering to make a partial prepayment on the term loan in the amount of $375,000 and the remaining funds were used to pay-down the revolver.

        The above noted offering includes proceeds from the sale of common stock to the Company's Chairman of the Board of Directors, directors and executive officers, in an aggregate amount of $3,544,000.

NOTE 8. CONVERTIBLE PREFERRED STOCK

        During the year ended January 29, 2000, on May 28, 1999, the Company authorized and issued 503,092 shares of Series A convertible preferred stock to a group of investors, pursuant to Regulation D of the Securities Act of 1933. The Series A preferred stock has a par value of $0.01 per share and a purchase price of $2.425 per share. On October 18, 1999, the Company authorized and issued 101,667 shares of Series B convertible preferred stock to a group of investors, pursuant to Regulation D of the Securities Act of 1933. The Series B preferred stock has a par value of $0.01 per share and a purchase price of $15 per share. The total proceeds of $2,745,000 from the sale of Series A and Series B preferred stock is comprised of $1,975,000 from the Company's Chairman of the Board of Directors, a director and an executive officer, and $770,000 from outside investors. Dividends on the preferred stock accrue and are payable quarterly in either cash or common stock, at the Company's or majority of the preferred stockholders discretion, at the rate of 8% per annum, commencing on the date of issuance. Accrued and unpaid dividends shall be paid on (1) April 30, July 31, October 31 and January 31 of each year commencing on July 31, 2000 for Series A preferred stock and October 31, 2000 for Series B preferred stock, to the holders of record as they appear on the books and records of the Company 10 days preceding each payment date, and (2) the date certificates representing common stock of the Company are required to be delivered following any conversion of Series A and Series B convertible preferred stock. Holders of the preferred stock have the right to convert their shares, in whole or in part, into the Company's common stock. Each preferred share of Series A and Series B may be converted, at any time at the option of the holder thereof, into a certain number of the Company's common stock as is determined by dividing the stated value of Series A and Series B preferred stock by the applicable conversion price. The conversion price initially shall mean, with respect to the Series A preferred stock, an amount equal to $2.425 per share and, with respect to the Series B preferred stock, an amount equal to $2.3625 per share; provided that each such initial conversion price shall be subject to adjustment per the stated terms in the agreement. The above mentioned issuance of preferred stock also has certain other rights including pre-emptive rights, voting rights, board representation, registration rights and liquidation preference. At any time commencing one year after the date of issuance of the preferred stock, the holders of a majority of the preferred stock may require the Company to file a registration statement covering the conversion of such preferred stock to common stock.

        During the year ended February 3, 2001, the shareholders of the Series A and Series B convertible preferred stock consented to waive any adjustment to the conversion price resulting from the common stock rights offering in October 2000. For further information on the common stock offering, see Note 7.

NOTE 9. IMPAIRMENT CHARGE

        Pursuant to SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," the Company evaluated the realizability of assets related to company owned retail stores and estimated the fair value based on the anticipated cash flows from these retail locations. In addition, the Company discontinued the planned implementation of a warehouse management enhancement project due to lower than anticipated production volumes. As a result, the Company recorded impairment charges of approximately $530,000 in the current year ended February 2, 2002, which is included in operating expenses in the accompanying consolidated statements of operations.

NOTE 10. INCOME TAXES

        The provision for income taxes consists of the following:

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
Current:
Federal	$—	$30,000	$—
State	—	30,000	60,000
Foreign	—	—	—
Deferred	(2,101,000)	241,000	—
Deferred—Valuation allowance	6,974,000	—	—

	$4,873,000	$301,000	$60,000

        A reconciliation between the federal statutory rate and the Company's effective tax rate is as follows:

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	5.0	5.0	5.0
Valuation allowance and other, net	46.3	2.2	(33.4)

	85.3%	41.2%	5.6%

        Deferred income taxes result from temporary differences in the recognition of revenues and expense for financial and income tax reporting purposes. The components of the net deferred tax asset are comprised of the following:

	February 2, 2002	February 3, 2001
Deferred income tax assets (liabilities), current:
Accounts receivable	$176,000	$220,000
Inventories	202,000	177,000
Loss carryforwards	—	600,000
Prepaid advertising and new product development	(886,000)	(1,002,000)
Other, primarily accruals	196,000	252,000

	(312,000)	247,000

Deferred income tax assets (liabilities), non-current:
Depreciation and amortization	1,514,000	1,365,000
Loss carryforwards	8,748,000	6,237,000
Valuation allowance	(9,950,000)	(2,976,000)

	312,000	4,626,000

Deferred income taxes assets (liabilities)—total	$—	$4,873,000

        During the current year ended February 2, 2002, based on the Company's financial performance in the past few years and the current challenging economic environment that has negatively impacted the Company's operating results, the Company's management determined that the valuation allowance associated with the deferred tax asset should be increased. The valuation allowance was increased to fully reserve for the deferred tax asset due to the reduced likelihood of whether all the benefits of net operating loss (NOL) carryforwards and other temporary differences would be fully utilized before they expire. For the year ended February 2, 2002, the Company recognized an income tax expense of $4,873,000 to increase the valuation allowance associated with the deferred tax asset.

        Realization of the net deferred tax asset is largely dependent upon the Company generating sufficient taxable income prior to the expiration of the net operating loss carryforwards.

        The Company has approximately $22,431,000 of tax net operating loss carryforwards as of February 2, 2002, which are available to reduce future taxable income and expire as follows:

2010	$10,720,000
2011	1,496,000
2019	4,401,000
2020	914,000
2022	4,900,000

Total	$22,431,000

NOTE 11. (LOSS) INCOME PER SHARE

        Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The computations of basic and diluted income (loss) per share are as follows:

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
Numerator for (loss) income before extraordinary item per share:
(Loss) income before extraordinary item	$(10,585,000)	$430,000	$(1,127,000)
Less: Preferred stock dividend	220,000	223,000	101,000

Numerator for (loss) income before extraordinary item per share	$(10,805,000)	$207,000	$(1,228,000)

Numerator for net (loss) income per share:
Net (loss) income	$(10,804,000)	$430,000	$(1,127,000)
Less: Preferred stock dividends	220,000	223,000	101,000

Numerator for net (loss) income per share	$(11,024,000)	$207,000	$(1,228,000)

Denominator for (loss) income per share:
Weighted average common stock shares	9,241,355	7,664,215	6,927,668

Basic and diluted (loss) income per share:
(Loss) income before extraordinary item	$(1.17)	$0.03	$(0.18)

Net (loss) income	$(1.19)	$0.03	$(0.18)

        The diluted computations for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, did not assume the exercise of stock options and warrants, nor the conversion of preferred stock due to their antidilutive effect on income (loss) per share. At February 2, 2002, there were options to purchase 1,305,460 shares of stock, warrants to purchase 522,464 shares of stock and preferred stock convertible into 1,148,595 shares of stock outstanding. See Note 6 for further information on stock warrants, Note 15 for further information on stock options and Note 8 for details on convertible preferred stock.

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

        During the year ended January 29, 2000, shareholders of the Company provided consulting services related to tax, financial and legal matters. Fees paid for tax and financial services were $48,000 for the year ended January 29, 2000. Fees paid for legal services were $129,000 for the year ended January 29, 2000.

NOTE 13. SEGMENT AND RELATED INFORMATION

        The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim financial reports issued to shareholders.

        The Company's reportable segments are the various distribution channels used to market its products. The Company's products have similar purposes and uses in each channel of distribution, but profitability varies among the channels. The Company considers itself a single line of business with products that are marketed through direct marketing (catalog, electronic commerce and telemarketing), retail (Company- owned stores), wholesale and sales to franchisees channels. In addition, the Company generates revenue from providing framing services to outside corporate businesses on a contract fee basis. The Company has four reportable segments—Direct Marketing—Successories, Retail Company-owned stores, Sales to Franchisees, and other segments (Direct Marketing—Golf, Wholesale and Contract Framing).

        The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income (loss) before other income (expense), income taxes and extraordinary items.

        Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Corporate" row includes corporate related items not allocated to reportable segments.

	Net Sales	Segment Profit (Loss)	Total Assets	Capital Expenditures	Depreciation and Amortization
Year Ended February 2, 2002:
Direct Marketing Successories	$27,433,000	$2,340,000	$7,160,000	$78,000	$266,000
Retail Company-owned stores	9,403,000	(1,936,000)	2,094,000	60,000	1,208,000
Sales to Franchisees	4,201,000	310,000	938,000	—	10,000
Other Segments	1,284,000	94,000	302,000	—	—
Corporate	—	(11,612,000)	5,467,000	191,000	1,923,000

CONSOLIDATED	$42,321,000	$(10,804,000)	$15,961,000	$329,000	$3,407,000

Year Ended February 3, 2001:
Direct Marketing Successories	$33,620,000	$5,895,000	$4,035,000	$139,000	$287,000
Retail Company-owned stores	11,383,000	572,000	3,861,000	20,000	662,000
Sales to Franchisees	6,466,000	1,487,000	1,370,000	—	29,000
Other Segments	1,861,000	751,000	218,000	—	—
Corporate	—	(8,275,000)	19,307,000	387,000	1,862,000

CONSOLIDATED	$53,330,000	$430,000	$28,791,000	$546,000	$2,840,000

Year Ended January 29, 2000:
Direct Marketing Successories	$28,901,000	$5,645,000	$3,275,000	$100,000	$274,000
Retail Company-owned stores	13,406,000	32,000	4,697,000	120,000	1,152,000
Sales to Franchisees	7,030,000	1,778,000	1,572,000	—	20,000
Other Segments	2,365,000	(438,000)	613,000	—	—
Corporate	—	(8,144,000)	20,872,000	567,000	1,861,000

CONSOLIDATED	$51,702,000	$(1,127,000)	$31,029,000	$787,000	$3,307,000

        The Company utilizes its facilities and majority of its assets interchangeably among each distribution channel. Assets that relate specifically to a reportable segment have been included in the above table. Assets identified to the reportable segments are primarily cash, receivables, inventory, prepaid catalogs, property and equipment, and intangibles.

        The following table presents the details for Corporate:

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
Corporate administrative expenses	4,296,000	4,387,000	4,689,000
Unallocated depreciation and amortization expense	1,923,000	1,862,000	1,861,000
Interest expense and other	301,000	1,725,000	1,534,000
Income tax expense	4,873,000	301,000	60,000
Extraordinary loss on early debt extinguishment	219,000	—	—

	$11,612,000	$8,275,000	$8,144,000

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

        For the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 net product sales by product categories were as follows:

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
Wall Décor	45%	44%	46%
Desktop accessories	17%	23%	22%
Books and stationery	13%	18%	18%
Personalized gifts and awards	19%	14%	11%
Other	6%	1%	3%

        For the above noted years, no single customer or group under common control represented 10% or more of the Company's sales.

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
Cash paid during the year for:
Income taxes	$95,000	$41,000	$44,000
Interest	139,000	755,000	1,260,000
Noncash investing and financing activities:
Preferred stock dividends	$164,000	$223,000	$101,000

NOTE 15. OPTIONS AND WARRANTS

        The Company has a stock option plan (the "Option Plan") which provides for the grant of stock options to directors, executive officers and other employees of the Company. On July 24, 2001, the number of the Company's common stock shares available for grant under the Option Plan increased from 1,700,000 to 2,500,000 shares. The number of options to be granted or issued and the terms thereof are approved by the Compensation Committee of the Company's Board of Directors, which is comprised of non-employee directors. The exercise price of the options is equal to the fair market value of the common stock on the date of grant. Options granted under the Option Plan generally vest after three to five years and expire ten years from the date of grant.

        A summary of the status of the Option Plan as of February 2, 2002, February 3, 2001 and January 29, 2000, and changes during the periods then ended are as follows:

	Year Ended February 2, 2002		Year Ended February 3, 2001		Year Ended January 29, 2000
	Shares	Weighted Average Ex. Price	Shares	Weighted Average Ex. Price	Shares	Weighted Average Ex. Price
Outstanding, beg. of year	1,134,460	5.03	1,097,460	$5.27	1,436,528	$5.77
Converted under plan	75,000	2.87	—	—	—	—
Granted	177,250	1.94	85,000	1.92	77,000	2.82
Exercised	—	—	—	—	—	—
Forfeited	(6,250)	(4.04)	(48,000)	(5.05)	(246,440)	(6.18)
Expired/canceled	—	—	—	—	(169,628)	(7.06)

Outstanding, end of year	1,305,460	4.67	1,134,460	5.03	1,097,460	5.27
Exercisable, end of year	1,060,818	5.17	918,976	5.47	797,985	5.78
Weighted-average fair value of options granted		1.79		1.55		2.50

        The following table summarizes information about options and warrants outstanding at February 2, 2002:

	Outstanding			Exercisable
	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Range of exercise prices for options:
1.70—2.55	268,000	8.2	$1.99	120,200	$2.06
2.62—3.25	213,000	7.1	2.89	134,000	2.92
5.33—8.00	802,460	2.8	5.82	783,818	5.82
8.25—9.00	7,000	4.0	8.79	7,000	8.79
14.66	15,000	2.8	14.66	15,000	14.66

        The Company had a non-compensatory Employee Stock Purchase Plan which expired in September 2001. The Company intends that the Stock Purchase Plan qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Generally, the Stock Purchase Plan provides for qualifying employees to elect to have a percentage of their compensation used to purchase shares of the Company's common stock. Shares purchased under the Stock Purchase Plan totaled 18,691, 24,625 and 19,920 for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

        The Company has also issued stock warrants in connection with certain financing transactions. Such warrants generally vest immediately and expire five to eight years from the date of issuance. As of

February 2, 2002, warrants for 522,464 shares to purchase common stock of the Company were outstanding and exercisable. These warrants have a weighted average exercise price of $2.00 and a weighted average remaining contractual life of 3.5 years. For further information on stock warrants, see Note 6.

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

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
Net (loss) income:
As reported	$(10,804,000)	$430,000	$(1,127,000)
Pro forma	(11,065,000)	35,000	(1,249,000)
Basic and diluted (loss) income per share before extraordinary item:
As reported	(1.17)	0.03	(0.18)
Pro forma	(1.17)	—	(0.19)
Basic and diluted net (loss) income per share:
As reported	(1.19)	0.03	(0.18)
Pro forma	(1.20)	—	(0.19)

        The fair value of each option grant was estimated on the date of the grant and the fair value of each warrant is estimated on the date of issue, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
Stock Options:
Dividend yield	$—	$—	$—
Volatility	93.7%	71.0%	85.4%
Risk-free interest	5.0%	6.1%	4.9%
Expected term (years)	10	10	10
Stock Warrants:
Dividend yield	$—	$—	$—
Volatility	—	68.4%	62.5%
Risk-free interest	—	6.5%	5.3%
Expected term (years)	—	5.3	6.3

        In addition, the Company has issued 128,000 non-qualified options to certain employees, directors and former directors. These options have a weighted average contractual life of 2.4 years and a weighted average exercise price of $5.15. Currently, 108,800 of the non-qualified options are exercisable with a weighted average exercise price of $5.65. 75,000 in non-qualified options were converted to qualified options during the year ended February 2, 2002.

NOTE 16. 401(k) PLAN

        The Company has a 401(k) Retirement Savings Plan in which all full-time employees who have completed one year of service are eligible to participate. Enrollment is open on the January 1st, April 1st, July 1st, or October 1st immediately following one year of service. The Company matches 20% of each employee's contribution, up to a maximum of 6% of base salary. The Company's contributions to the 401(k) Plan were $54,000, $51,000, and $58,000, for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

NOTE 17. COMMITMENTS AND CONTINGENCIES

  Operating Leases

        The Company leases its corporate office and manufacturing/warehouse space under the terms of a lease agreement which expires in July 2009. The Company is responsible for all taxes, maintenance, insurance and operating expenses. The lease provides for three renewal options of five years each.

        All of the Company-owned retail locations are leased under agreements which expire at various dates through October 2009. A number of the leases contain renewal options and escalation clauses and generally provide that the Company pay its proportionate share of the taxes, maintenance and insurance costs. In addition, certain leases require contingent payments based on sales.

        The future minimum rental payments for all operating leases with noncancelable terms in excess of one year as of February 2, 2002, are as follows:

	Office and Warehouse	Retail Locations	Total
Fiscal year ending:
February 1, 2003	771,000	1,293,000	2,064,000
January 31, 2004	790,000	1,163,000	1,953,000
January 29, 2005	811,000	986,000	1,797,000
January 28, 2006	831,000	382,000	1,213,000
February 3, 2007	851,000	259,000	1,110,000
Thereafter	2,069,000	407,000	2,476,000

	$6,123,000	$4,490,000	$10,613,000

        Rental expense for all operating leases was $2,369,000, $2,164,000 and $2,661,000, for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

        In addition, the Company is a guarantor on two of the franchised retail store location leases.

  Employment Agreements

        The Company has employment agreements with certain key officers. The agreements provide for aggregate annual salaries of $600,000, and contain confidentiality and noncompetition provisions. The agreements expire from 2003 through 2004.

  Promissory Note

        During the fiscal year ended February 3, 2001, Michael McKee, an officer of the Company, executed a $140,000 Promissory Note on behalf of LaSalle Bank National Association. The Company guaranteed payment of the indebtedness to LaSalle Bank National Association. The indebtedness includes (a) all principal, (b) all interest, (c) all late charges, (d) all loan fees and loan charges, and (e) all collection costs and expenses relating to the promissory note or to any collateral for the promissory note.

  Letter of Credit

        The Company has a standby letter of credit outstanding in the amount of $250,000 that is secured by a certificate of deposit. The letter of credit serves as security for the lease of the Company's corporate office and manufacturing/warehouse facility.

  Legal Matters

        The Company was one of two named defendants in a case filed by Tower City Properties LTD ("Plaintiff"). Tower City Properties LTD v Getting The Edge Company and Celex Group, Inc. (now Successories, Inc.) (Case No. CV-435521) was filed in the Common Pleas Court of Cuyahoga County, Cleveland, Ohio on April 13, 2001 with the Company being served in July of 2001. Plaintiff alleged that: Getting The Edge Company entered into a lease agreement with Plaintiff; Getting The Edge Company is in default under the lease agreement due to failure to pay rent; and Company guaranteed Getting The Edge Company's performance of the lease terms and obligations. Plaintiff sought (i) compensatory damages of $73,779 as of April 2, 2001, plus further rent that accrues prior to the trial; (ii) pre-judgment and post-judgment interest of 10% per annum; (iii) costs; (iv) attorney's fees and (v) such other and further relief as the Court deemed just and equitable. The parties entered into a Settlement Agreement and Release. A stipulation for dismissal with prejudice was ordered by the Court on or about March 11, 2002. The settlement amount of $50,000 is included in accrued expenses at February 2, 2002.

        In a related matter, on August 29, 2001 the Company filed a complaint against Getting The Edge Company and Victor S. Voinovich, Sr. ("Defendants") in the United States District Court of the Northern District of Illinois in Cook County, Chicago, Illinois (Case No. 01 C 6745). The Company alleged that: Defendants executed franchise agreements, including personal guarantees, to operate three (3) Successories stores in Ohio; Mr. Voinovich executed a promissory note to the order of the Company; Defendants breached the franchise agreements and promissory note by non-payment of monies due the Company; and Defendants are infringing on the Company's federally registered trademarks and service marks. The initial relief sought by the Company included: (i) a temporary restraining order, a preliminary injunction and a permanent injunction prohibiting, enjoining and/or restraining Defendants from infringing on the Company's intellectual property; (ii) an order directing Defendants to eliminate all advertising under the Successories name or the Company's intellectual property; (iii) an order directing Defendants to render an accounting to the Company of the gross sales by Defendants under the infringing marks; (iv) an award of three times the damages to the Company's goodwill and intellectual property resulting from Defendant's infringing use of the Company's name and marks; (v) an award of punitive damages from Defendant's of at least $500,000; (vi) an award from Defendants of attorney's fees, expenses and costs; (vii) an award of the full amount due from

Defendants under the franchise agreements and the promissory note of at least $209,495 as of August 27, 2001; and (viii) such other further and different relief as the Court deems just and appropriate. On October 4, 2001, the Court entered a temporary restraining order enjoining the Defendants from using the Successories' trademark or from violating the non-compete provision in the franchise agreements. The temporary restraining order was stayed by agreement until November 2, 2001 at which time it became a preliminary injunction. On March 13, 2002 the Company filed a Motion for Summary Judgment to enjoin further use of the Successories trademarks, service marks, logos and trade name; to collect more than $276,395 past due from the Defendants and to enforce a non-compete agreement with the Defendants. On March 20, 2002 the parties agreed to enter into an Agreed Judgment Order. On April 25, 2002 an Agreed Judgment Order was granted for the Company for $276,395 plus attorney fees and costs against Getting the Edge Company and for $226,305. plus attorney fees and costs against Victor S. Voinovich, Sr. The Company plans to vigorously pursue collection.

        On September 25, 2001 the Company filed a complaint against TGMK Group, Inc., TMK Group, Inc. and Terry Keenan. ("Defendants") in the United States District Court of the Northern District of Illinois in Cook County, Chicago, Illinois (Case No. 01C7405). The Company alleged that: Defendants executed franchise agreements, including personal guarantees, to operate Successories stores in Illinois; Mr. Keenan executed promissory notes to the order of the Company; Defendants breached the franchise agreements and promissory notes by non-payment of monies due the Company; and Defendants are infringing on the Company's federally registered trademarks and service marks. The relief sought by the Company includes: (i) a temporary restraining order, a preliminary injunction and a permanent injunction prohibiting, enjoining and/or restraining Defendants from infringing on the Company's intellectual property; (ii) an order directing Defendants to eliminate all advertising under the Successories name or the Company's intellectual property; (iii) an order directing Defendants to render an accounting to the Company of the gross sales by Defendants under the infringing marks; (iv) an award of three times the damages to the Company's goodwill and intellectual property resulting from Defendant's infringing use of the Company's name and marks; (v) an award of punitive damages from Defendant's of at least $500,000; (vi) an award from Defendants of attorney's fees, expenses and costs; (vii) an award of the full amount due from Defendants under the franchise agreements and the promissory notes of at least $480,350 as of September 25, 2001; and (viii) such other further and different relief as the Court deems just and appropriate. A preliminary injunction against the Defendants became effective on October 10, 2001. On or about January 31, 2002 the Defendants filed an answer to the complaint and a counterclaim. In the counterclaim Defendants claim that the Company: (i) breached a duty of good faith and fair dealing, and breached the asset purchase agreement between the parties; (ii) had a duty to correct and supplement historical sales information which it knew to be false or inaccurate; (iii) violated the Consumer Fraud and Deceptive Business Practices Act by fraud and misrepresentation; (iv) engaged in a prohibited practice of selling an unregistered franchise; and (v) converted fixtures, inventory and product of the Defendants. Defendants seek the following relief: (i) recission of the asset purchase and franchise agreements; (ii) compensatory damages in excess of $1,000,000; (iii) treble damages; (iv) attorneys' fees and costs; and (v) such other further and different relief as the Court deems just and appropriate. On February 22, 2002, the Company moved to compel arbitration of Defendants' counterclaims and affirmative defenses. On March 7, 2002 Defendants responded to the Company's motion and the Company replied to the response on March 18, 2002. The Motion was fully briefed on March 20, 2002. Management intends to vigorously defend this matter and does not expect it to have a material adverse effect on the Company's consolidated financial position or results of operation.

        On October 24, 2001 the Company filed a complaint against Successories of Missouri, Inc. and Chad Everett in the Circuit Court of The Eighteenth Judicial Circuit in DuPage County, Wheaton, Illinois (Case No. 01AR002620). The Company alleged that: Successories of Missouri executed a promissory note to the order of the Company; Successories of Missouri had failed to make payments on the Note; and Chad Everett guaranteed Successories of Missouri's performance on the note. On February 20, 2002 the Company received an award of arbitration for $24,327. Th Company plans to vigorously pursue collection.

        On March 12, 2002 the Company filed a complaint against Sloan Enterprises, L.C., J. Sloan Cownie and Mindy Cownie in the Circuit Court of The Eighteenth Judicial Circuit in DuPage County, Wheaton, Illinois (Case No. 2002L000261). The Company alleged that: Defendants executed franchise agreements, including personal guarantees, to operate Successories stores in Iowa and Nebraska; and breached the franchise agreements by non-payment of monies due the Company. The Company seeks: (i) $85,956 plus interest; (ii) attorney's fees, expenses and costs; and (iii) such other further and different relief as the Court deems just and appropriate.

        On March 12, 2002 the Company filed a complaint against Wascher Corp. and Greg Wascher in the Circuit Court of The Eighteenth Judicial Circuit in DuPage County, Wheaton, Illinois (Case No. 2002AR000709). The Company alleged that: Defendants executed a franchise agreement, including a personal guarantee, to operate Successories stores in Wisconsin; and breached the franchise agreement by non-payment of monies due the Company. The Company sought: (i) $43,546; (ii) attorney's fees, expenses and costs; and (iii) such other further and different relief as the Court deems just and appropriate. The parties settled the matter and on May 7, 2002 the Court ordered the matter dismissed without prejudice with the Court maintaining jurisdiction to enforce the settlement agreement between the parties.

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

        In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interest accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001 (February 3, 2002 for the Company), but early adoption is permitted under certain circumstances. The adoption of these standards did not have a material impact on the Company's results of operations and financial position.

        In August 2001, the Financial Accounting Standards Board issued FASB no. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 will become effective for the Company on February 3, 2002. The adoption of FAS No. 144 is not expected to have a material impact on the Company's results of operations and financial condition.

NOTE 19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
	(dollars in thousands, except for share data)
Year Ended February 2, 2002 (Fiscal 2001):
Net sales	$11,086	$9,693	$9,882	$11,660
Gross profit	5,886	4,981	4,706	5,628
Operating (loss) income	(1,253)	(1,762)	(1,680)	(716)
(Loss) income before income taxes and extraordinary item	(1,343)	(1,833)	(1,771)	(765)
Net (loss) income	(1,562)	(2,833)	(1,771)	(4,638)
Net (loss) income per share:
Basic and diluted	(0.18)	(0.31)	(0.20)	(0.50)
	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
	(dollars in thousands, except for share data)
Year Ended February 3, 2001 (Fiscal 2000):
Net sales	$12,319	$12,208	$13,098	$15,705
Gross profit	6,962	6,693	6,578	8,778
Operating (loss) income	(32)	72	808	1,608
(Loss) income before income taxes	(361)	(272)	332	1,032
Net (loss) income	(361)	(272)	332	731
Net (loss) income per share:
Basic and diluted	(0.06)	(0.05)	0.04	0.07

        Operating results include an income tax expense charge of $1,000,000 in the second quarter fiscal 2001 and $3,873,000 in the fourth quarter fiscal 2001, to record an increase in the valuation allowance to fully reserve for the deferred tax asset balance.

NOTE 20. MANAGEMENT PLANS

        Due to the continuing soft economic climate and the substantial loss before income taxes and extraordinary items of $5,712,000 sustained in fiscal 2001, the Company retained the professional services of Duff & Phelps, LLC, an investment banking and financial advisory firm. Duff & Phelps is assisting the Company in identifying, assessing and pursuing strategic alternatives. No assurance can be given that a strategic alternative shall be effected.

        The Company will continue its primary focus on sales growth in the direct marketing channel and support of its current franchisees. In the process of reviewing its strategic options, the Company has decided to take immediate steps to close all of its 100% owned retail stores. The cost of store closures will be dependent upon the terms and conditions of lease termination to be negotiated with landlords. The retail Company-owned stores segment reported a loss of $1,936,000 on net sales of $9,403,000 for fiscal 2001 and the Company anticipates future losses.

        At the end of the first quarter in fiscal 2002, the Company discontinued contract-framing services for third party products, which accounted for a loss of $79,000 on $873,000 of net sales in fiscal 2001. Any future contract framing services shall be limited primarily to large and multiple unit production runs.

        The Company's focus on profitable business segments, direct marketing and sales to franchisees; exit from under-performing segments, retail Company-owned stores and contract framing; and continued access to additional funding through the revised line of credit should allow adequate time and working capital to assess strategic alternatives and return to profitability.

SUCCESSORIES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of Period	Charged to costs and Expenses	(1) Deductions	Balance at end of Period
February 2, 2002
Allowance for doubtful accounts	$469,000	$355,000	$(498,000)	$326,000
Reserve for sales returns	114,000	556,000	(545,000)	125,000
Reserve for obsolescence	497,000	342,000	(256,000)	583,000
Deferred tax valuation allowance	2,976,000	6,974,000	—	9,950,000
February 3, 2001
Allowance for doubtful accounts	$374,000	$528,000	$(433,000)	$469,000
Reserve for sales returns	175,000	583,000	(644,000)	114,000
Reserve for obsolescence	324,000	215,000	(42,000)	497,000
Deferred tax valuation allowance	2,976,000	—	—	2,976,000
January 29, 2000
Allowance for doubtful accounts	$515,000	$70,000	$(211,000)	$374,000
Reserve for sales returns	145,000	651,000	(621,000)	175,000
Reserve for obsolescence	219,000	105,000	—	324,000
Deferred tax valuation allowance	2,396,000	580,000	—	2,976,000

(1)
Write-offs, net of recoveries

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant—Amended and Restated as of October 28, 1999(14)
3.3	By-laws of Registrant (11)
3.4	Amended and Restated Certificate of Designation of Series A and Series B Convertible Preferred Stock (12)
4.1	Specimen Common Stock Certificate (11)
4.2	Specimen Series A Convertible Preferred Stock Certificate (13)
4.3	Specimen Series B Convertible Preferred Stock Certificate (13)
10.1	Form of Franchising Agreement (11)
10.2	Stock Option Instrument for Arnold M. Anderson dated November 19, 1991 (1)
10.3	Successories, Inc. Amended and Restated Stock Option Plan (17)
10.4	Joint Venture Agreement with Morrison DFW, Inc. and related documents (3)
10.5	Indemnification Agreement dated April 7, 1999 between the Company and Arnold M. Anderson (10)
Indemnification Agreements in the form filed were also entered into by the Messrs. Seamas T. Coyle, Timothy C. Dillon, C. Joseph LaBonte, Steven B. Larrick, Michael H. McKee, Mervyn C. Phillips, Jr., Guy E. Snyder, Gary J. Rovansek, R. Scott Morrison, Jr., Jack Miller, Howard I. Bernstein, Larry A. Hodges, and Leslie Nathanson Juris.
10.6	Form of Subordinated Note, Common Stock Purchase Warrant and Subordination Agreement relating to issuance of $1,500,000 Subordinated Notes and Warrants to purchase 120,000 shares of the Company's Common Stock (4)
10.7	Common Stock Option Agreement granted to Arnold M. Anderson and Incentive Stock Option Agreement granted to Arnold M. Anderson (4) *
10.8(a)	Employment Agreement with Arnold M. Anderson dated March 1, 1996 (5)*
10.8(b)	Amendment to Employment Agreement with Arnold M. Anderson dated March 1, 1996 (14) *
10.8(c)	Amendment to Employment Agreement with Arnold M. Anderson dated January 14, 1997 (14) *
10.8(d)	Addendum to Employment Agreement with Arnold M. Anderson dated February 16, 2000 (14) *
10.8(e)	Amendment to Employment Agreement with Arnold M. Anderson dated October 1, 2001 (filed herewith) *
10.9	Employment Agreement with Michael H. McKee dated June 1, 1999 (11) *
10.10	Form of Subordinated Note Extensions, Stock Options and Subordination Agreement relating to the extension of $100,000 of Subordinated Notes, and options to purchase 10,000 shares of the Company's Common Stock (2)
10.11	Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997 (6)
10.12	First Amendment to Credit Agreement between the Company and The Provident Bank dated as of July 16, 1997 (6)
10.13	Lease Agreement between LaSalle National Trust, N.A. as Trustee under Trust No. 120358 and Celex Group, Inc. (7)
10.14	Second Amendment to Credit Agreement between the Company and The Provident Bank dated as of May 14, 1998 (7)

10.15	Third Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 1, 1998 (8)
10.16	Employment Agreement with Gary Rovansek dated October 29, 1998 (8)
10.17	Fourth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 28, 1999 (10)
10.18	Warrants to Purchase Common Stock of the Company granted to Provident Financial Group, Inc. dated as of April 29, 1999 (10)
10.19	Preferred Stock Purchase Agreement, dated as of May 28, 1999, by and among the Company and the investors (9)
10.20	Registration Rights Agreement, dated as of May 28, 1999, by and among the Company and the investors (9)
10.21	Preferred Stock Purchase Agreement, dated as of October 18, 1999, by and among the Company and the investors (12)
10.22	Amendment No. 1 to the Registration Rights Agreement, dated as of October 18, 1999, by and among the Company and the investors (12)
10.23	Fifth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 6, 2000 (15)
10.24	Sixth Amendment to Credit Agreement between the Company and The Provident Bank dated as of August 28, 2000 (16)
10.25	Joint Venture Agreement with Celebrating Excellence of Minnesota, Inc. and related documents (18)
10.26	Seventh Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 4, 2001 (19)
10.27	Retainer Agreement between the Company and Jack Miller dated April 17, 2001 (19)
10.28	Eighth Amendment to Credit Agreement between the Company and The Provident Bank dated as of December 3, 2001 (filed herewith)
21.1	Subsidiaries of the Registrant (3)

*
Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit.

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

(17)
Previously filed with the Company's Proxy Statement Schedule 14A filed on May 31, 2001, and incorporated herein by reference.

(18)
Previously filed with the Company's annual report on Form 10-K for the year ended February 3, 2001, and incorporated herein by reference.

(19)
Previously filed with the Company's Form 10-Q Report for the Quarter ended November 3, 2001, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUCCESSORIES, INC.
Date: May 17, 2002	By:	/s/ JACK MILLER Jack Miller Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ JACK MILLER Jack Miller Chairman of the Board of Directors	May 17, 2002
/s/ GARY J. ROVANSEK Gary J. Rovansek President, Chief Executive Officer, and Director (Principal Executive Officer)	May 17, 2002
/s/ JOHN C. CARROLL John C. Carroll Senior Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	May 17, 2002
/s/ ARNOLD M. ANDERSON Arnold M. Anderson Director	May 17, 2002
/s/ HOWARD I. BERNSTEIN Howard I. Bernstein Director	May 17, 2002
/s/ LARRY A. HODGES Larry A. Hodges Director	May 17, 2002
/s/ R. SCOTT MORRISON, JR. R. Scott Morrison, Jr. Director	May 17, 2002
/s/ LESLIE NATHANSON JURIS Leslie Nathanson Juris Director	May 17, 2002

QuickLinks

SUCCESSORIES, INC.
FORM 10-K
FISCAL YEAR ENDED FEBRUARY 2, 2002
TABLE OF CONTENTS
PART I
Executive Officers of the Registrant
PART II
PART III
PART IV
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT ACCOUNTANTS
SUCCESSORIES, INC. CONSOLIDATED BALANCE SHEETS
SUCCESSORIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
SUCCESSORIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SUCCESSORIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SUCCESSORIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SUCCESSORIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUCCESSORIES, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS
SIGNATURES