Form 10-Q
period 2002-05-04
SUCCESSORIES INC
filed 2002-06-17
CIK 911323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 4, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Registrant had 9,348,104 shares of common stock, $.01 par value, outstanding as of June 11, 2002.

SUCCESSORIES, INC.
INDEX TO FORM 10-Q

			Page Number
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations and Comprehensive Loss	4
		Consolidated Statement of Stockholders' Equity	5
		Consolidated Statements of Cash Flows	6
		Notes to Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	18
	Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES			20
INDEX TO EXHIBITS

PART I.    FINANCIAL INFORMATION

SUCCESSORIES, INC.

Consolidated Balance Sheets

	May 4, 2002	February 2, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$505,000	$602,000
Accounts and notes receivable, net	2,129,000	2,445,000
Inventories, net	5,349,000	5,005,000
Prepaid catalog expenses	1,507,000	1,683,000
Other prepaid expenses	812,000	857,000

Total current assets	10,302,000	10,592,000
Restricted cash	250,000	250,000
Property and equipment, net	3,477,000	3,914,000
Notes receivable	—	17,000
Deferred financing costs and debt discount, net	149,000	181,000
Intangibles and other assets, net	851,000	1,007,000

TOTAL ASSETS	$15,029,000	$15,961,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit loan	$1,258,000	$1,483,000
Accounts payable	2,074,000	1,488,000
Accrued expenses and deferred income taxes	1,523,000	1,761,000

Total current liabilities	4,855,000	4,732,000
Minority interest	10,000	47,000

Stockholders' equity:
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 503,092 of Series A and 101,667 of Series B shares issued and outstanding; liquidation value $.01 per share plus accrued dividends	6,000	6,000
Common stock, $.01 par value; 20,000,000 shares authorized; 9,313,884 shares issued and outstanding, respectively	93,000	93,000
Common stock warrants	2,324,000	2,324,000
Notes receivable from stockholders	(118,000)	(118,000)
Additional paid-in capital	33,321,000	33,321,000
Accumulated deficit	(25,398,000)	(24,380,000)
Accumulated other comprehensive loss	(64,000)	(64,000)

Total stockholders' equity	10,164,000	11,182,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,029,000	$15,961,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

Consolidated Statements of Operations and
Comprehensive Loss

(Unaudited)

	Three Months Ended
	May 4, 2002	May 5, 2001
Net product sales	$10,076,000	$11,086,000
Cost of goods sold	4,808,000	5,200,000

Gross profit on product sales	5,268,000	5,886,000
Fees, royalties and other income	188,000	226,000

Gross margin	5,456,000	6,112,000
Operating expenses	6,456,000	7,365,000

Loss from operations	(1,000,000)	(1,253,000)

Other income (expense):
Interest expense	(74,000)	(80,000)
Minority interests in subsidiaries	(10,000)	(24,000)
Interest income	14,000	16,000
Other, net	1,000	(2,000)

Total other expense	(69,000)	(90,000)

Loss before income tax and extraordinary item	(1,069,000)	(1,343,000)
Income tax expense (benefit)	(106,000)	—

Loss before extraordinary item	(963,000)	(1,343,000)
Extraordinary loss on early extinguishment of debt	—	219,000

Net loss	$(963,000)	$(1,562,000)

Dividend to preferred shareholders	55,000	55,000

Loss available to common stockholders	$(1,018,000)	$(1,617,000)

Foreign currency translation adjustment	—	4,000

Comprehensive loss	$(963,000)	$(1,566,000)

Loss per share (basic and diluted):
Loss before extraordinary item	$(0.11)	$(0.15)

Net loss	$(0.11)	$(0.18)

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

Consolidated Statement Of Stockholders' Equity

(Unaudited)

	Convertible Preferred Stock
			Common Stock			Notes Receivable From Stockholders			Accumulated Other Comprehensive Loss
					Common Stock Warrants		Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at February 2, 2002	604,759	$6,000	9,313,884	$93,000	$2,324,000	$(118,000)	$33,321,000	$(24,380,000)	$(64,000)	$11,182,000
Net loss	—	—	—	—	—	—	—	(963,000)	—	(963,000)
Preferred stock transactions:
Preferred stock dividends	—	—	—	—	—	—	—	(55,000)	—	(55,000)

Balance at May 4, 2002	604,759	$6,000	9,313,884	$93,000	$2,324,000	$(118,000)	$33,321,000	$(25,398,000)	$(64,000)	$10,164,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	May 4, 2002	May 5, 2001
Cash flows from operating activities:
Net loss	(963,000)	$(1,562,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	611,000	712,000
Amortization of debt discount	32,000	32,000
Minority interests in subsidiaries	10,000	24,000
Extraordinary loss on early extinguishment of debt	—	219,000

	(310,000)	(575,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	315,000	553,000
Inventories	(344,000)	889,000
Prepaid catalog expenses	176,000	(177,000)
Other prepaid expenses	45,000	(140,000)
Accounts payable	586,000	527,000
Accrued expenses	(293,000)	(803,000)
Other assets	92,000	(107,000)

Net cash provided by operating activities	267,000	167,000

Cash flows from investing activities:
Proceeds from notes receivable issued in connection with sale of property and equipment	19,000	29,000
Purchase of property and equipment	(15,000)	(98,000)

Net cash provided by (used in) investing activities	4,000	(69,000)

Cash flows from financing activities:
Proceeds from sale of common stock	—	8,000
Net (repayments) borrowings on revolving credit loan	(225,000)	2,106,000
Repayments of long-term debt	—	(3,591,000)
Distributions to joint venture partners	(143,000)	(107,000)
Proceeds from notes receivable issued to stockholders	—	30,000

Net cash used in financing activities	(368,000)	(1,554,000)

Net decrease in cash	(97,000)	(1,456,000)
Cash and cash equivalents, beginning of period	602,000	2,468,000

Cash and cash equivalents, end of period	$505,000	$1,012,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS

        Successories, Inc. and its subsidiaries (collectively the "Company") design, manufacture, and market a diverse range of motivational and self-improvement products, most of which are the Company's own proprietary designs. The Company considers itself a single line of business with products that are marketed primarily under the Successories trade name through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores), sales to franchisees and wholesale distribution channels. The Company operates a chain of Successories retail stores located in the United States and Canada. The Company also operates a franchising program whereby franchisees are granted the right to market the Company's products under the Successories trademark.

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

        The Company's fiscal year ends on the Saturday closest to January 31. References to the three months ended May 4, 2002, and May 5, 2001, refer to the thirteen weeks ended on the dates indicated.

        The results of operations for the three months ended May 4, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

NOTE 3. INVENTORIES

        Inventories are comprised of the following:

	May 4, 2002	February 2, 2002
Finished goods	$4,026,000	$3,825,000
Raw Materials	1,895,000	1,763,000

	5,921,000	5,588,000
Less: reserve for obsolescence	(572,000)	(583,000)

	$5,349,000	$5,005,000

NOTE 4. DEBT

        On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"), amended most recently on June 13, 2002, the credit facility was comprised of a revolving credit loan, term loan and fixed rate loan. During the first quarter ended May 4, 2002, the revolving credit loan provided for maximum borrowings of $4 million, and the borrowing base was limited to 85% of eligible receivables plus the lesser of 57% of eligible inventory or $3,000,000, as defined. A commitment fee of 0.25% is payable on the daily unused amount of the maximum revolving credit. The facility expires in June 2003, and all borrowings under the facility are secured by substantially all the assets of the Company. The interest rate on the revolving credit loan borrowing is prime plus 2.0%. Interest is payable monthly. The interest rate on the outstanding revolving credit loan was 6.8% at May 4, 2002. As of May 4, 2002, available borrowings on the revolving credit loan were $2,287,000.

        On June 13, 2002, the Company obtained an amendment to the credit facility to adjust and modify certain financial covenants which were retroactive to the first quarter ended May 4, 2002. In addition, the amendment adjusted borrowing base and the revolver limits, prospectively. Subsequent to June 13, 2002, the borrowing base is limited to 80% of eligible receivables plus 45% of eligible inventory. Effective June 13, 2002, the maximum revolving credit loan is limited to $3,500,000 through October 31, 2002 and $3,000,000 thereafter. In connection with the above mentioned amendment, the Company agrees to exchange the stock warrants previously issued to the bank in exchange for a success fee equal to 2% of the gross sales price, in the event that the Company is sold.

        In the prior year first quarter 2001, the Company pre-paid the entire outstanding Bank term loan and fixed rate loan balance in the amount of $3,590,000. The above noted loans had payment terms through June 2003. The Company recorded an extraordinary loss of $219,000 related to the early debt extinguishment in the prior year quarter ended May 5, 2001. The extraordinary loss represents the write-off of the unamortized debt discount associated with the term loan and fixed rate loan.

        The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and use of proceeds from certain equity offerings.

        At May 4, 2002, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

        The weighted average interest rates on cash interest expense for borrowings outstanding as of May 4, 2002 and May 5, 2001 were 6.8% and 8.6%, respectively.

NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental disclosures to the statements of cash flows are as follows:

	Three Months Ended
	May 4, 2002	May 5, 2001
Cash paid during the period for:
Income taxes	$1,000	$87,000
Interest	32,000	48,000
Non-cash investing and financing Activities:
Preferred stock dividends	$55,000	$55,000

NOTE 6. LOSS PER SHARE

        The computations of basic and diluted loss per share are as follows:

	Three Months Ended
	May 4, 2002	May 5, 2001
Numerator for loss before extraordinary item per share:
Loss before extraordinary item	$(963,000)	$(1,343,000)
Less: Preferred stock dividends	(55,000)	(55,000)

Numerator for loss before extraordinary item per share	$(1,018,000)	$(1,398,000)

Numerator for net loss per share:
Net loss	$(963,000)	$(1,562,000)
Less: Preferred stock dividends	(55,000)	(55,000)

Numerator for net loss per share	$(1,018,000)	$(1,617,000)

Denominator for loss per share:
Weighted average common stock shares	9,313,884	9,183,826

Basic and diluted loss per share:
Loss before extraordinary item	$(0.11)	$(0.15)

Net loss	$(0.11)	$(0.18)

        Stock options, warrants, and convertible preferred stock were not included in the computation of the diluted loss per share, due to their antidilutive effect on the loss per share.

NOTE 7. SEGMENT AND RELATED INFORMATION

        The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim financial reports issued to shareholders.

        The Company's reportable segments are the various distribution channels used to market its products. The Company's products have similar purposes and uses in each channel of distribution, but profitability varies among the channels. The Company considers itself a single line of business with products that are marketed through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores), wholesale and sales to franchisees channels. In addition, the Company generates revenue from providing framing services to outside corporate businesses on a contract fee basis. The Company has four reportable segments—Direct Marketing—Successories, Retail Company-owned stores, Sales to Franchisees and other segments (Direct Marketing—Golf, Wholesale and Contract Framing). At the end of the first quarter in fiscal 2002, the Company discontinued contract framing services for third party products.

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

	Net Sales	Segment Profit (Loss)	Total Assets	Capital Expenditures	Depreciation and Amortization
Three Months Ended May 4, 2002:
Direct Marketing Successories	$7,328,000	$838,000	$3,062,000	$9,000	$66,000
Retail Company-owned stores	1,949,000	(415,000)	1,951,000	2,000	102,000
Sales to Franchisees	586,000	20,000	583,000	—	3,000
Other segments	213,000	70,000	94,000	—	—
Corporate	—	(1,476,000)	9,425,000	4,000	440,000

CONSOLIDATED	$10,076,000	(963,000)	$15,115,000	$15,000	$611,000

Three Months Ended May 5, 2001:
Direct Marketing Successories	$7,672,000	$530,000	$4,134,000	$15,000	$67,000
Retail Company-owned stores	2,106,000	(280,000)	3,289,000	—	146,000
Sales to Franchisees	927,000	38,000	1,168,000	—	3,000
Other segments	381,000	71,000	347,000	—	—
Corporate	—	(1,921,000)	16,481,000	83,000	496,000

CONSOLIDATED	$11,086,000	$(1,562,000)	$25,419,000	$98,000	$712,000

        The Company utilizes its facilities and the majority of its assets interchangeably among each distribution channel. Assets that relate specifically to a reportable segment have been included in the above table. Assets identified to the reportable segments are primarily cash, receivables, inventory, prepaid catalogs, property and equipment, and intangibles.

        The following table presents the details for "Corporate":

	Three Months Ended
	May 4, 2002	May 5, 2001
Corporate administrative expenses	$1,073,000	$1,116,000
Unallocated depreciation and amortization expense	440,000	496,000
Other expenses	69,000	90,000
Income tax expense (benefit)	(106,000)	—
Extraordinary loss on early debt extinguishment	—	219,000

	$1,476,000	$1,921,000

        Corporate administrative expenses are primarily charges for those functions not specifically attributable to any specific segment; these functions include the product development, merchandising, information systems, accounting, legal, human resource and executive departments. Included in the expenses associated with these functions are payroll and related costs, professional fees, information system maintenance costs, office occupancy costs, and property, casualty and directors and officers insurance.

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

        For the three months ended May 4, 2002 and May 5, 2001, net product sales by product categories were as follows:

	Three Months Ended
	May 4, 2002	May 5, 2001
Wall décor	42%	43%
Desktop accessories	18%	20%
Books and stationery	19%	18%
Personalized gifts and awards	21%	17%
Other	—	2%

NOTE 8. NEW ACCOUNTING PRONOUNCEMENT

        On February 3, 2002, the Company adopted FASB No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The provisions of FAS No. 144 will be applied to the Company's plan to close all of its 100% owned retail stores in the second quarter of 2002.

        In May 2002, the Financial Accounting Standards Board issued FASB No. 145 "Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections:" FAS No. 145 is effective for fiscal years beginning after May 14, 2002 unless adopted earlier.

        FAS 145 requires the stringent criteria of Accounting Principles Board No. 30 to be applied to debt extinguishments. Prior debt extinguishments that do not qualify will be reclassified as ordinary. FAS 145 also amends the requirements for certain lease modifications which result in a change in classification of the lease from a capital lease to an operating lease. In addition FAS 145 provides guidance regarding the trucking industry's deregulation that occurred in 1980. The adoption of FAS 145 is not expected to have a material impact on the Company's results of operations or financial condition.

NOTE 9. MANAGEMENT PLANS

        Due to the continuing soft economic climate and the substantial loss before income taxes and extraordinary items of $5,712,000 sustained in fiscal 2001, the Company retained the professional services of Duff & Phelps, LLC, an investment banking and financial advisory firm. Duff & Phelps is assisting the Company in identifying and assessing strategic alternatives, which are currently focussed on pursuing the sale of the Company. No assurance can be given that the sale of the Company shall be effected.

        The Company will continue its primary focus on sales growth in the direct marketing channel and support of its current franchisees. In the process of reviewing its strategic options, the Company decided on May 7, 2002 to take immediate steps to develop a plan to close all of its 100% owned retail stores. As a result, in the second quarter 2002, the Company will identify the stores to be closed, evaluate the associated asset impairment charges and report the operating results from the respective stores as discontinued operations.

        At the end of the first quarter in fiscal 2002, the Company discontinued contract-framing services for third party products. Any future contract framing services shall be limited primarily to large and multiple unit production runs. Net sales and operating results for contract framing were not material.

        The Company's management continues to evaluate its operating expenses due to the softness in sales. In the current year second quarter 2002, the Company instituted further workforce reduction which is expected to provide annualized payroll savings of approximately $1,100,000. The severance costs associated with the above mentioned workforce reduction of approximately $93,000 will be recorded in the second quarter 2002.

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

        For the three months ended May 4, 2002 and May 5, 2001, net product sales for the various distribution channels, as a percentage of total net product sales, were as follows:

	Three Months Ended
	May 4, 2002	May 5, 2001
Direct marketing—Successories	72.7%	69.2%
Retail Company-owned stores	19.3%	19.0%
Sales to franchisees	5.8%	8.4%
Other channels	2.2%	3.4%

        The gross profit margins for direct marketing and retail channels vary due to differences in product mix and volume discounts based on order size. The gross profit margin for sales to the franchisees is lower than the direct marketing and retail channels since these sales are generally made at wholesale prices.

        Due to the continuing soft economic climate and the substantial loss before income taxes and extraordinary items of $5,712,000 sustained in fiscal 2001, the Company retained the professional services of Duff & Phelps, LLC, an investment banking and financial advisory firm. Duff & Phelps is assisting the Company in identifying and assessing strategic alternatives, which are currently focussed on pursuing the sale of the Company. No assurance can be given that the sale of the Company shall be effected.

        The Company will continue its primary focus on sales growth in the direct marketing channel and support of its current franchisees. In the process of reviewing its strategic options, the Company decided on May 7, 2002, to take immediate steps to develop a plan to close all of its 100% owned retail stores. As a result, in the second quarter 2002, the Company will identify the stores to be closed, evaluate the associated asset impairment charges and report the operating results from the respective stores as discontinued operations. The cost of store closures will be dependent upon the terms and conditions of lease termination to be negotiated with landlords.

        At the end of the first quarter in fiscal 2002, the Company discontinued contract framing services for third party products. Any future contract framing services shall be limited primarily to large and multiple unit production runs. Net sales and operating results for contract framing were not material.

RESULTS OF OPERATIONS

        The following table sets forth the results of operations for the three months ended May 4, 2002 and May 5, 2001:

	Three Months Ended
	May 4, 2002		May 5, 2001		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Net product sales	$10,076	100.0	$11,086	100.0	$(1,010)	(9.1)
Cost of goods sold	4,808	47.7	5,200	46.9	(392)	(7.5)

Gross profit on product sales	5,268	52.3	5,886	53.1	(618)	(10.5)
Fees, royalties and other income	188	1.9	226	2.0	(38)	(16.8)

Gross margin	5,456	54.2	6,112	55.1	(656)	(10.7)
Operating expenses	6,456	64.1	7,365	66.4	(909)	(12.3)

Loss from operations	(1,000)	(9.9)	(1,253)	(11.3)	253	20.2
Interest and other expenses	69	0.7	90	0.8	(21)	(23.3)

Loss before income taxes	(1,069)	(10.6)	(1,343)	(12.1)	274	20.4
Income tax expense (benefit)	(106)	(1.1)	—	—	(106)	(100.0)

Loss before extraordinary item	(963)	(9.5)	(1,343)	(12.1)	380	28.3
Extraordinary loss	—	—	219	2.0	(219)	(100.0)

Net loss	$(963)	(9.5)	$(1,562)	(14.1)	$599	38.3

Three Months Ended May 4, 2002 (First Quarter 2002), Compared To Three Months Ended May 5 2001 (First Quarter 2001)

        Net product sales were $10,076,000 in the current year first quarter ended May 4, 2002, compared to $11,086,000 for the corresponding first quarter ended May 5, 2001. The $1,010,000 or 9.1% decrease in net sales was comprised of direct marketing Successories of $344,000 or 4.5%, retail Company-owned stores of $157,000 or 7.5%, sales to franchisees of $341,000 or 36.8%, and other channels of $168,000 or 44.1%.

        The Company's customers are predominantly mid to large size businesses, which appear to remain cautious with their discretionary spending. The Company started experiencing lower response rates from prospect catalog circulation in direct marketing Successories channel in the first quarter 2001. As a result, starting in the second quarter 2001, the Company started to focus its efforts on refining its catalog circulation strategy and aggressively targeting opportunities in niche markets. In the first quarter 2002, the Company reduced its catalog circulation by 40% which was primarily in prospect catalogs. The decrease in direct marketing net sales in the first quarter 2002 was in part due to the refined catalog circulation strategy which, however, had a positive impact to the operating profit for the channel as a result of improved return on catalog advertising costs. Internet sales, which are included in the direct marketing Successories channel, increased by 20.4% from year to year. Internet sales represented 26.9% of the total direct marketing sales in the first quarter 2002 and were 21.4% in the prior year first quarter 2001. Internet continues to be a significant marketing and sales opportunity for the Company. The comparable store sales in retail Company-owned stores decreased by 15.2% in the current year first quarter in comparison to prior year first quarter. The decrease in sales to franchisees can be primarily attributed to 16 fewer stores in operation in the current year first quarter in comparison to prior year first quarter. The decrease in net sales in the other channels from year to year can be primarily attributed to the Company's decision made in first quarter 2002 to discontinue contract framing services for third party products.

        Gross margin decreased in the current year first quarter 2002 to $5,456,000 from $6,112,000 in prior year first quarter 2001. The decrease in gross margin can be primarily attributed to decline in net sales from year to year. To encourage consumer spending, the Company continues to provide promotional and permanent discounting of various products. The gross profit, as a percentage of net sales, for the first quarter 2002 in comparison to first quarter 2001 was negatively impacted by additional discounting provided to customers and higher fixed production costs due to lower sales volume, which were significantly offset by lower material costs.

        Operating expenses decreased in the current year first quarter 2002 to $6,456,000 from $7,365,000 in the prior year first quarter 2001. The decrease in operating expenses from year to year of $909,000 is primarily in catalog advertising costs due to reduced and refined catalog circulation, variable operating expenses as a result of lower sales volume, and corporate payroll expenses related to workforce reductions instituted in the prior year third quarter 2001. The Company's management continues to evaluate its operating expenses due to the softness in sales. In the current year second quarter 2002, the Company instituted further workforce reduction which is expected to provide annualized payroll savings of approximately $1,100,000. The severance costs associated with the above mentioned workforce reduction of approximately $93,000 will be recorded in the second quarter 2002.

        In the current year first quarter 2002, the Company recorded an income tax benefit of $106,000 related to income tax refund claims approved and received from amended state returns.

        In the prior year first quarter 2001, the Company recorded an extraordinary loss of $219,000 related to early debt extinguishment. As a result of pre-payment of the term loan and fixed rate loan with the Company's bank, the Company recorded an additional expense to write-off the unamortized debt discount associated with the term loan and fixed rate loan.

        In the current year first quarter 2002, the Company had a net loss of $963,000 in comparison to a net loss of $1,562,000 in the prior year first quarter 2001. The improved operating results, in the light of lower sales volume, can be attributed to the Company's efforts to streamline operating expenses and utilization of cost effective marketing strategies to improve the operating results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit loan, to fund its cash requirements.

        Operating activities provided cash of $267,000 for the three months ended May 4, 2002 (first quarter 2002), compared to $167,000 for the three months ended May 5, 2001 (first quarter 2001). The increase in cash flow in the first quarter 2002 in comparison to the first quarter 2001 can be attributed to decrease in loss from operations, and changes in prepaid catalog expenses and accrued expenses balances offset by changes in inventory and accounts receivable balances.

        Investing activities provided cash of $4,000 in the first quarter 2002, compared to used cash of $69,000 in the first quarter 2001. The principal use of cash in investing activities is capital expenditures and the source of cash is proceeds from sales of property and equipment. The Company's current credit facility limits capital expenditures to $1 million for the fiscal year.

        Financing activities used cash of $368,000 in the first quarter 2002 and $1,554,000 in the first quarter 2001. Scheduled debt repayments on the term note and net repayments on the revolving credit loan were the principal uses of cash. Proceeds from net borrowings on the revolving credit loan were the primary source of cash. In the prior year first quarter 2001, the Company prepaid its term loan and fixed rate loan with the bank as planned in an effort to strengthen the Company's balance sheet and debt to equity position. The above noted loans had payment terms through June 2003.

        On June 13, 2002, the Company obtained an amendment to the credit facility to adjust and modify certain financial covenants which were retroactive to the first quarter ended May 4, 2002. At May 4, 2002, the Company was in compliance with the debt covenants of the credit facility agreement. See footnote 4 in the notes to the financial statements for further information.

        The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs, including funds required to close all of the 100% owned retail stores, fund debt service and make anticipated capital expenditures.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q report contains forward-looking statements which the Company believes are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the management team, management's long-term performance goals, channels, programs to reduce costs and enhance asset utilization, banking arrangement and terms, realization of deferred tax assets, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-Q report. Potential risks and uncertainties include such factors as the financial strength of the economy, and the retail and catalog industries in general, changes in consumer confidence, the level of consumer spending on motivational-type products, the competitive pricing environment within the markets that the Company distributes its products, the level of the Company's success in continuing to control costs and the Company's ability to increase certain margins through economies of scale. Additional risks and uncertainties include the Company's ability to develop and introduce successful new products, generate funds sufficient to meet its current operating and capital needs, identify, pursue or realize any benefit from any strategic alternatives that may be considered, including the potential sale of the Company, and successfully exit the retail channel (100% Company-owned stores). Investors are also directed to consider other risks and uncertainties discussed in the Company's public announcements, reports to shareholders and documents filed by the Company with the Securities and Exchange Commission, including but not limited to Reports on Forms 10-K, 8-K and 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect events or circumstances that may arise after the date on this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company uses variable rate debt, as described in Note 3 of the Notes to Consolidated Financial Statements. At May 4, 2002, principal exposed to interest rate risk is limited to $1,258,000 in variable rate debt. The variable rate debt level varies periodically and the maximum borrowings available at May 4, 2002 was $3,545,000. The impact of a 1% change in interest rates on the variable rate debt is approximately $13,000. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada. The Company's exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace. The Company does not expect significant impact from foreign currency exchange rate risk. The Company's Canadian operations annual sales are approximately $2,500,000.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On September 25, 2001 the Company filed a complaint against TGMK Group, Inc., TMK Group, Inc. and Terry Keenan. ("Defendants") in the United States District Court of the Northern District of Illinois in Cook County, Chicago, Illinois (Case No. 01C7405). The Company alleged that: Defendants executed franchise agreements, including personal guarantees, to operate Successories stores in Illinois; Mr. Keenan executed promissory notes to the order of the Company; Defendants breached the franchise agreements and promissory notes by non-payment of monies due the Company; and Defendants are infringing on the Company's federally registered trademarks and service marks. The relief sought by the Company includes: (i) a temporary restraining order, a preliminary injunction and a permanent injunction prohibiting, enjoining and/or restraining Defendants from infringing on the Company's intellectual property; (ii) an order directing Defendants to eliminate all advertising under the Successories name or the Company's intellectual property; (iii) an order directing Defendants to render an accounting to the Company of the gross sales by Defendants under the infringing marks; (iv) an award of three times the damages to the Company's goodwill and intellectual property resulting from Defendants infringing use of the Company's name and marks; (v) an award of punitive damages from Defendants of at least $500,000; (vi) an award from Defendants of attorneys' fees, expenses and costs; (vii) an award of the full amount due from Defendants under the franchise agreements and the promissory notes of at least $480,350 as of September 25, 2001; and (viii) such other further and different relief as the Court deems just and appropriate. A preliminary injunction against the Defendants became effective on October 10, 2001. On or about January 31, 2002, the Defendants filed an answer to the complaint and a counterclaim. In the counterclaim, Defendants claim that the Company: (i) breached a duty of good faith and fair dealing, and breached the asset purchase agreement between the parties; (ii) had a duty to correct and supplement historical sales information which it knew to be false or inaccurate; (iii) violated the Consumer Fraud and Deceptive Business Practices Act by fraud and misrepresentation; (iv) engaged in a prohibited practice of selling an unregistered franchise; and (v) converted fixtures, inventory and product of the Defendants. Defendants seek the following relief: (i) recission of the asset purchase and franchise agreements; (ii) compensatory damages in excess of $1,000,000; (iii) treble damages; (iv) attorneys' fees and costs; and (v) such other further and different relief as the Court deems just and appropriate. On February 22, 2002, the Company moved to compel arbitration of Defendants' counterclaims and affirmative defenses. On March 7, 2002, Defendants responded to the Company's motion and the Company replied to the response on March 18, 2002. The Motion was fully briefed on March 20, 2002. On April 8, 2002, the Court granted the Company's motion to compel arbitration and included all pending claims before the Court.

        On March 12, 2002, the Company filed a complaint against Sloan Enterprises, L.C., J. Sloan Cownie and Mindy Cownie in the Circuit Court of The Eighteenth Judicial Circuit in DuPage County, Wheaton, Illinois (Case No. 2002L000261). The Company alleged that: Defendants executed franchise agreements, including personal guarantees, to operate Successories stores in Iowa and Nebraska; and breached the franchise agreements by non-payment of monies due the Company. The Company sought: (i) $85,956 plus interest; (ii) attorneys' fees, expenses and costs; and (iii) such other further and different relief as the Court deems just and appropriate. On June 10, 2002, the Company received a default judgment against the defendants.

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

          (b)  No reports on Form 8-k have been filed during the three months end May 4, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUCCESSORIES, INC. (Registrant)

Date: June 17, 2002	By:	/s/ GARY J. ROVANSEK Gary J. Rovansek President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 17, 2002	By:	/s/ JOHN C. CARROLL John C. Carroll Senior Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant—Amended and Restated as of October 28, 1999(14)
3.3	By-laws of Registrant(11)
3.4	Amended and Restated Certificate of Designation of Series A and Series B Convertible Preferred Stock(12)
4.1	Specimen Common Stock Certificate(11)
4.2	Specimen Series A Convertible Preferred Stock Certificate(13)
4.3	Specimen Series B Convertible Preferred Stock Certificate(13)
10.1	Form of Franchising Agreement(11)
10.2	Stock Option Instrument for Arnold M. Anderson dated November 19, 1991(1)
10.3	Successories, Inc. Amended and Restated Stock Option Plan(17)
10.4	Joint Venture Agreement with Morrison DFW, Inc. and related documents(3)
10.5	Indemnification Agreement dated April 7, 1999 between the Company and Arnold M. Anderson(10)

Indemnification Agreements in the form filed were also entered into by the Messrs. Seamas T. Coyle, Timothy C. Dillon, C. Joseph LaBonte, Steven B. Larrick, Michael H. McKee, Mervyn C. Phillips, Jr., Guy E. Snyder, Gary J. Rovansek, R. Scott Morrison, Jr., Jack Miller, Howard I. Bernstein, Larry A. Hodges, and Leslie Nathanson Juris.
10.6
Form of Subordinated Note, Common Stock Purchase Warrant and Subordination Agreement relating to issuance of $1,500,000 Subordinated Notes and Warrants to purchase 120,000 shares of the Company's Common Stock(4)
10.7	Common Stock Option Agreement granted to Arnold M. Anderson and Incentive Stock Option Agreement granted to Arnold M. Anderson(4)*
10.8(a)	Employment Agreement with Arnold M. Anderson dated March 1, 1996(5)*
10.8(b)	Amendment to Employment Agreement with Arnold M. Anderson dated March 1, 1996(14)*
10.8(c)	Amendment to Employment Agreement with Arnold M. Anderson dated January 14, 1997(14)*
10.8(d)	Addendum to Employment Agreement with Arnold M. Anderson dated February 16, 2000(14)*
10.8(e)	Amendment to Employment Agreement with Arnold M. Anderson dated October 1, 2001(20)*
10.9	Employment Agreement with Michael H. McKee dated June 1, 1999(11)*
10.10
Form of Subordinated Note Extensions, Stock Options and Subordination Agreement relating to the extension of $100,000 of Subordinated Notes, and options to purchase 10,000 shares of the Company's Common Stock(2)
10.11	Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997(6)
10.12	First Amendment to Credit Agreement between the Company and The Provident Bank dated as of July 16, 1997(6)

10.13	Lease Agreement between LaSalle National Trust, N.A. as Trustee under Trust No. 120358 and Celex Group, Inc.(7)
10.14	Second Amendment to Credit Agreement between the Company and The Provident Bank dated as of May 14, 1998(7)
10.15	Third Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 1, 1998(8)
10.16	Employment Agreement with Gary Rovansek dated October 29, 1998(8)
10.17	Fourth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 28, 1999(10)
10.18	Warrants to Purchase Common Stock of the Company granted to Provident Financial Group, Inc. dated as of April 29, 1999(10)
10.19	Preferred Stock Purchase Agreement, dated as of May 28, 1999, by and among the Company and the investors(9)
10.20	Registration Rights Agreement, dated as of May 28, 1999, by and among the Company and the investors(9)
10.21	Preferred Stock Purchase Agreement, dated as of October 18, 1999, by and among the Company and the investors(12)
10.22	Amendment No. 1 to the Registration Rights Agreement, dated as of October 18, 1999, by and among the Company and the investors(12)
10.23	Fifth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 6, 2000(15)
10.24	Sixth Amendment to Credit Agreement between the Company and The Provident Bank dated as of August 28, 2000(16)
10.25	Joint Venture Agreement with Celebrating Excellence of Minnesota, Inc. and related documents(18)
10.26	Seventh Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 4, 2001(19)
10.27	Retainer Agreement between the Company and Jack Miller dated April 17, 2001(19)
10.28	Eighth Amendment to Credit Agreement between the Company and The Provident Bank dated as of December 3, 2001(20)
21.1	Subsidiaries of the Registrant (filed herewith)

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

(20)
Previously filed with the Company's Form 10-K Report for the year ended February 2, 2002, and incorporated herein by reference

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