Form 10-Q
period 2002-08-03
SUCCESSORIES INC
filed 2002-09-17
CIK 911323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 3, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Registrant had 9,519,923 shares of common stock, $.01 par value, outstanding as of September 12, 2002.

SUCCESSORIES, INC.
INDEX TO FORM 10-Q

			Page Number
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations and Comprehensive Loss	4
		Consolidated Statement of Stockholders' Equity	5
		Consolidated Statements of Cash Flows	6
		Notes to Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	21
	Item 4.	Submission of Matters to a Vote of Security Holders	22
	Item 6.	Exhibits and Reports on Form 8-K	22
SIGNATURES AND CERTIFICATIONS			23
INDEX TO EXHIBITS

PART I.    FINANCIAL INFORMATION

SUCCESSORIES, INC.

Consolidated Balance Sheets

	August 3, 2002	February 2, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$597,000	$602,000
Accounts and notes receivable, net	1,640,000	2,445,000
Inventories, net	4,703,000	5,005,000
Prepaid catalog expenses	1,132,000	1,683,000
Other prepaid expenses	873,000	857,000

Total current assets	8,945,000	10,592,000
Restricted cash	250,000	250,000
Property and equipment, net	2,531,000	3,914,000
Notes receivable	—	17,000
Deferred financing costs and debt discount, net	107,000	181,000
Intangibles and other assets, net	738,000	1,007,000

TOTAL ASSETS	$12,571,000	$15,961,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit loan	$1,055,000	$1,483,000
Accounts payable	2,137,000	1,488,000
Accrued expenses and deferred income taxes	1,428,000	1,761,000

Total current liabilities	4,620,000	4,732,000
Minority interest	—	47,000

Stockholders' equity:
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 503,092 of Series A and 101,667 of Series B shares issued and outstanding; liquidation value $.01 per share plus accrued dividends	6,000	6,000
Common stock, $.01 par value; 20,000,000 shares authorized; 9,487,578 and 9,313,884 shares issued and outstanding, respectively	95,000	93,000
Common stock warrants	2,324,000	2,324,000
Notes receivable from stockholders	(130,000)	(118,000)
Additional paid-in capital	33,453,000	33,321,000
Accumulated deficit	(27,733,000)	(24,380,000)
Accumulated other comprehensive loss	(64,000)	(64,000)

Total stockholders' equity	7,951,000	11,182,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,571,000	$15,961,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

Consolidated Statements of Operations and
Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net product sales	$7,163,000	$8,058,000	$15,688,000	$17,561,000
Cost of goods sold	3,630,000	4,051,000	7,808,000	8,617,000

Gross profit on product sales	3,533,000	4,007,000	7,880,000	8,944,000
Fees, royalties and other income	228,000	283,000	416,000	509,000

Gross margin	3,761,000	4,290,000	8,296,000	9,453,000
Operating expenses	4,894,000	5,453,000	10,000,000	11,531,000

Loss from continuing operations before other expense and income tax	(1,133,000)	(1,163,000)	(1,704,000)	(2,078,000)

Other income (expense):
Interest expense	(63,000)	(64,000)	(137,000)	(144,000)
Minority interests in subsidiaries	8,000	(25,000)	(2,000)	(49,000)
Interest income	10,000	9,000	24,000	25,000
Other, net	6,000	9,000	8,000	7,000

Total other expense	(39,000)	(71,000)	(107,000)	(161,000)

Loss from continuing operations before income tax	(1,172,000)	(1,234,000)	(1,811,000)	(2,239,000)
Income tax expense (benefit)	—	700,000	(106,000)	700,000

Loss from continuing operations	(1,172,000)	(1,934,000)	(1,705,000)	(2,939,000)
Loss from discontinued operations, net of tax	(1,108,000)	(899,000)	(1,538,000)	(1,237,000)

Loss before extraordinary item	(2,280,000)	(2,833,000)	(3,243,000)	(4,176,000)
Extraordinary loss on early extinguishment of debt	—	—	—	219,000

Net loss	$(2,280,000)	$(2,833,000)	$(3,243,000)	$(4,395,000)

Dividend to preferred shareholders	55,000	55,000	110,000	110,000

Loss available to common stockholders	$(2,335,000)	$(2,888,000)	$(3,353,000)	$(4,505,000)

Foreign currency translation adjustment	$—	$(5,000)	$—	(9,000)

Comprehensive loss	$(2,335,000)	$(2,838,000)	$(3,353,000)	$(4,404,000)

Loss per share (basic and diluted):
Loss from continuing operations	$(0.13)	$(0.21)	$(0.19)	$(0.33)

Loss from discontinued operations	$(0.12)	$(0.10)	$(0.17)	$(0.13)

Extraordinary loss on early extinguishment of debt	$—	$—	$—	$(0.03)

Net loss	$(0.25)	$(0.31)	$(0.36)	$(0.49)

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

Consolidated Statement Of Stockholders' Equity

(Unaudited)

	Convertible Preferred Stock
			Common Stock			Notes Receivable From Stockholders			Accumulated Other Comprehensive Loss
					Common Stock Warrants		Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at February 2, 2002	604,759	$6,000	9,313,884	$93,000	$2,324,000	$(118,000)	$33,321,000	$(24,380,000)	$(64,000)	$11,182,000
Net loss	—	—	—	—	—	—	—	(3,243,000)	—	(3,243,000)
Notes receivable issued June 6, 2002	—	—	—	—	—	(12,000)	—	—	—	(12,000)
Common Stock transactions: Common Stock issued in conjunction with board of director Fees	—	—	34,220	—	—	—	25,000	—	—	25,000
Preferred stock transactions: Preferred stock dividends	—	—	139,474	2,000	— —	—	107,000	(110,000)	—	(1,000)

Balance at August 3, 2002	604,759	$6,000	9,487,578	$95,000	$2,324,000	$(130,000)	33,453,000	$(27,733,000)	$(64,000)	$7,951,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	August 3, 2002	August 4, 2001
Cash flows from operating activities:
Net loss	$(3,243,000)	$(4,395,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,038,000	1,139,000
Amortization of debt discount	75,000	64,000
Minority interests in subsidiaries	2,000	49,000
Deferred income tax asset—valuation allowance	—	700,000
Loss from discontinuing operations	1,538,000	1,237,000
Extraordinary loss on early extinguishment of debt	—	219,000

	(590,000)	(987,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	781,000	1,151,000
Inventories	96,000	790,000
Prepaid catalog expenses	552,000	593,000
Other prepaid expenses	(64,000)	(141,000)
Accounts payable	574,000	245,000
Accrued expenses	(254,000)	(725,000)
Other assets	(93,000)	(243,000)

Net cash provided by operating activities	1,002,000	683,000

Cash flows from investing activities:
Proceeds from notes receivable issued in connection with sale of property and equipment	25,000	40,000
Purchase of property and equipment	(22,000)	(148,000)

Net cash provided by (used in) investing activities	3,000	(108,000)

Cash flows from financing activities:
Proceeds from sale of common stock	—	16,000
Net (repayments) borrowings on revolving credit loan	(428,000)	1,525,000
Repayments of long-term debt	—	(3,593,000)
Distributions to joint venture partners	(83,000)	(160,000)
Notes receivable issued to stockholders	(12,000)	—
Proceeds from notes receivable issued to stockholders	—	30,000

Net cash used in financing activities	(523,000)	(2,182,000)

Net cash provided by (used in) continuing operations	482,000	(1,607,000)
Net cash used in discontinuing operations	(487,000)	(206,000)

Net decrease in cash	(5,000)	(1,813,000)
Cash and cash equivalents, beginning of period	602,000	2,468,000

Cash and cash equivalents, end of period	$597,000	$655,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS

        Successories, Inc. and its subsidiaries (collectively the "Company") design, manufacture, and market a diverse range of motivational and self-improvement products, most of which are the Company's own proprietary designs. The Company considers itself a single line of business with products that are marketed primarily under the Successories trade name through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores)—See Note 3 "Discontinued Operations", sales to franchisees and wholesale distribution channels. The Company operates a chain of Successories retail stores located in the United States and Canada. The Company also operates a franchising program whereby franchisees are granted the right to market the Company's products under the Successories trademark.

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

        The Company's fiscal year ends on the Saturday closest to January 31. References to the three and six months ended August 3, 2002, and August 4, 2001, refer to the thirteen and twenty-six weeks ended on the dates indicated.

        Certain prior year amounts have been reclassified to conform with the current year presentation. The results of operations for the six months ended August 3, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

NOTE 3: DISCONTINUED OPERATIONS

        On May 7, 2002 in the process of reviewing its strategic options, the Company decided to take immediate steps to develop and implement a plan to close all of its 100% owned retail stores. The 100% owned retail store segment, which has not been as profitable as the other segments in the past few years, reported a loss of $1,903,000 for the year-ended February 2, 2002 and is projected to have a loss in the current fiscal year.

        As a result, in the second quarter ended August 3, 2002, the Company started negotiating early lease terminations and evaluating asset impairment charges related to the 100% owned retail stores. The results of operations and costs associated with the Company's plans to close the 100% owned retail stores have been reflected as discontinued operations in the accompanying consolidated financial statements.

        During the second quarter ended August 3, 2002, the Company recorded $722,000 in disposal costs as a result of lease termination contracts entered to-date for four stores and asset impairment charges for certain stores with negative cash flow projections anticipated through store closing date.

        Loss from discontinued operations is comprised of the following:

	Three Months Ended
	August 3, 2002	August 4, 2001
Operating (loss)	(386,000)	(599,000)
Asset impairment charges	602,000	—
Lease termination costs	120,000	—
Income tax expense	—	300,000

(Loss) from discontinued operations	$(1,108,000)	$(899,000)

	Six Months Ended
	August 3, 2002	August 4, 2001
Operating (loss)	(816,000)	(937,000)
Asset impairment charges	602,000	—
Lease termination costs	120,000	—
Income tax expense	—	300,000

(Loss) from discontinued operations	$(1,538,000)	$(1,237,000)

        As of August 3, 2002 and February 2, 2002, the assets of discontinued operations were $794,000 and $1,815,000, and the liabilities were $699,000 and $706,000, respectively. The assets and liabilities of the discontinued operations have been included in the accompanying consolidated balance sheet.

        The Company is currently in the process of pursuing early lease terminations at the remaining 10 stores whose leases extend beyond the current fiscal year and costs associated will be dependent upon the terms and conditions of lease terminations to be negotiated with the landlords. The Company has adopted the provisions of FASB No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," in the second quarter 2002. Under FASB No. 146, the exit costs are recorded when incurred rather than at the date of a commitment to a disposal plan. The additional disposal costs to be incurred are estimated to be approximately $764,000 for early lease terminations and other store closing related expenses. Actual lease termination costs will be determined by the lease termination agreements negotiated with the landlords and could vary significantly if the Company cannot terminate lease agreements before their scheduled maturity. The Company is targeting to complete its plans to close all of its 100% owned retail stores by the end of the current fiscal year 2002.

NOTE 4. INVENTORIES

        Inventories are comprised of the following:

	August 3, 2002	February 2, 2002
Finished goods—retail 100% owned stores	$414,000	$678,000
Finished goods—corporate	2,954,000	3,147,000
Raw Materials—corporate	2,010,000	1,763,000

	5,378,000	5,588,000
Less: reserve for obsolescence	(675,000)	(583,000)

	$4,703,000	$5,005,000

NOTE 5. DEBT

        On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"), amended most recently on June 13, 2002, the credit facility was comprised of a revolving credit loan, term loan and fixed rate loan. The revolving credit loan provides for maximum borrowings of $3,500.000 through October 31, 2002 and $3,000,000 thereafter and the borrowing base is limited to 80% of eligible receivables plus 45% of eligible inventory. A commitment fee of 0.25% is payable on the daily unused amount of the maximum revolving credit. The facility expires in June 2003, and all borrowings under the facility are secured by substantially all the assets of the Company. The interest rate on the revolving credit loan borrowing is prime plus 2.0%. Interest is payable monthly. The interest rate on the outstanding revolving credit loan was 6.75% at August 3, 2002. As of August 3, 2002, available borrowings on the revolving credit loan were $2,253,000.

        On June 13, 2002, the Company obtained an amendment to the credit facility to be adjusted and modify certain financial covenants, which were retroactive to the first quarter ended May 4, 2002. In addition, the amendment adjusted the borrowing base and the revolver limits, prospectively. In connection with the above mentioned amendment, the Company agrees to provide the bank the option to exchange the stock warrants previously issued to the bank in exchange for a success fee equal to 2% of the gross sales price, in the event that the Company is sold.

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

        At August 3, 2002, the Company was in compliance with the debt covenant requirements of the credit facility agreement.

        On September 11, 2002, the Company obtained approval to extend the step down in maximum borrowings from $3,500,000 to $3,000,000 on the revolving credit loan from October 31, 2002 to January 1, 2003. The Company requested the above extension to provide for adequate revolving credit loan availability for the payout of projected lease termination costs related to the 100% Company owned retail stores, see Note 3 for further information.

        The weighted average interest rates on cash interest expense for borrowings outstanding as of August 3, 2002 and August 4, 2001 were 6.8% and 8.9%, respectively.

NOTE 6. SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental disclosures to the statements of cash flows are as follows:

	Six Months Ended
	August 3, 2002	August 4, 2001
Cash paid during the period for:
Income taxes	$1,000	$87,000
Interest	63,000	80,000
Non-cash investing and financing Activities:
Preferred stock dividends	$110,000	$110,000
Board of Director Fees	25,000	—

NOTE 7. LOSS PER SHARE

        The computations of basic and diluted loss per share are as follows:

	Three Months Ended		Six Months Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Numerator for loss from continuing operations per share:
Loss from continuing operations	$(1,172,000)	$(1,934,000)	$(1,705,000)	$(2,939,000)
Preferred stock dividends	(55,000)	(55,000)	(110,000)	(110,000)

Numerator for loss from continuing operations per share	$(1,227,000)	$(1,989,000)	$(1,815,000)	$(3,049,000)

Numerator for loss from discontinued operations per share	$(1,108,000)	$(899,000)	$(1,538,000)	$(1,237,000)

Numerator for extraordinary loss on early extinguishment of debt per share	$—	$—	$—	$(219,000)

Numerator for net loss per share:
Net loss	$(2,280,000)	$(2,833,000)	$(3,243,000)	$(4,395,000)
Preferred stock dividends	(55,000)	(55,000)	(110,000)	(110,000)

Numerator for net loss per share	$(2,335,000)	$(2,888,000)	$(3,353,000)	$(4,505,000)

Denominator for loss per share:
Weighted average common stock shares	9,370,261	9,214,899	9,414,825	9,223,924

Basic and diluted loss per share:
Loss from continuing operations	$(0.13)	$(0.21)	$(0.19)	$(0.33)

Loss from discontinued operations	$(0.12)	$(0.10)	$(0.17)	$(0.13)

Extraordinary loss on early extinguishment of debt	$—	$—	$—	$(0.03)

Net loss	$(0.25)	$(0.31)	$(0.36)	$(0.49)

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

        The Company's reportable segments are the various distribution channels used to market its products. The Company's products have similar purposes and uses in each channel of distribution, but profitability varies among the channels. The Company considers itself a single line of business with products that are marketed through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores), wholesale and sales to franchisees channels. In addition, the Company generates revenue from providing framing services to outside corporate businesses on a contract fee basis. The Company has four reportable segments—Direct Marketing—Successories, Retail Company-owned stores—See Note 3 "Discontinued Operations," Sales to Franchisees and other segments (Direct

Marketing—Golf, Wholesale, Contract Framing and Joint Venture retail stores). At the end of the first quarter in fiscal 2002, the Company discontinued contract framing services for third party products. Any future contract framing services shall be limited primarily to large and multiple unit production runs.

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

	Net Sales	Segment Profit (Loss)	Total Assets	Capital Expenditures	Depreciation and Amortization
Three Months Ended August 3, 2002:
Direct Marketing Successories	$6,165,000	$436,000	$6,390,000	$3,000	$67,000
Sales to Franchisees	528,000	7,000	601,000	—	3,000
Other segments	470,000	32,000	628,000	5,000	12,000
Corporate	—	(1,647,000)	4,158,000	1,000	437,000

CONTINUING OPERATIONS	$7,163,000	$(1,172,000)	$11,777,000	$9,000	$519,000

Retail 100% owned stores	$1,382,000	$(1,108,000)	$794,000	$1,000	$694,000
Three Months Ended August 4, 2001:
Direct Marketing Successories	$6,268,000	$360,000	$7,685,000	$32,000	$67,000
Sales to Franchisees	999,000	30,000	962,000	—	3,000
Other segments	791,000	91,000	954,000	—	14,000
Corporate	—	(2,415,000)	10,077,000	18,000	478,000

CONTINUING OPERATIONS	$8,058,000	$(1,934,000)	$19,678,000	$50,000	$562,000

Retail 100% owned stores	$1,635,000	$(899,000)	$2,136,000	$31,000	$378,000
Six Months Ended August 3, 2002:
Direct Marketing Successories	$13,493,000	$1,274,000	$6,390,000	$12,000	$133,000
Sales to Franchisees	1,114,000	27,000	601,000	—	6,000
Other segments	1,081,000	127,000	628,000	5,000	20,000
Corporate	—	(3,133,000)	4,158,000	5,000	879,000

CONTINUING OPERATIONS	$15,688,000	$(1,705,000)	$11,777,000	$22,000	$1,038,000

Retail 100% owned stores	$2,933,000	$(1,538,000)	$794,000	$3,000	$788,000
Six Months Ended August 4, 2001:
Direct Marketing Successories	$13,940,000	$890,000	$7,685,000	$47,000	$134,000
Sales to Franchisees	1,926,000	68,000	962,000	—	3,000
Other segments	1,695,000	269,000	954,000	—	28,000
Corporate	—	(4,385,000)	10,077,000	101,000	974,000

CONTINUING OPERATIONS	$17,561,000	$(3,158,000)	$19,678,000	$148,000	$1,139,000

Retail 100% owned store	$3,218,000	$(1,237,000)	$2,136,000	$31,000	$513,000

        The Company utilizes its facilities and the majority of its assets interchangeably among each distribution channel. Assets that relate specifically to a reportable segment have been included in the above table. Assets identified to the reportable segments are primarily cash, receivables, inventory, prepaid catalogs, property and equipment, and intangibles. The assets of the discontinued operations of the retail 100% owned stores have been included in the accompanying consolidated balance sheet.

        The following table presents the details for "Corporate":

	Three Months Ended		Six Months Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Corporate administrative expenses	$1,171,000	$1,166,000	2,253,000	$2,331,000
Unallocated depreciation and amortization expense	437,000	478,000	879,000	974,000
Other expenses	39,000	71,000	107,000	161,000
Income tax expense (benefit)	—	700,000	(106,000)	700,000
Extraordinary loss on early debt extinguishment	—	—	—	219,000

	$1,647,000	$2,415,000	$3,133,000	$4,385,000

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

        For the six months ended August 3, 2002 and August 4, 2001, net product sales by product categories were as follows:

	Six Months Ended
	Augusts 3, 2002	Augusts 4, 2001
Wall décor	43.2%	42.8%
Desktop accessories	18.9%	21.1%
Books and stationery	18.7%	18.8%
Personalized gifts and awards	19.2%	16.2%
Other	—	1.1%

NOTE 9. NEW ACCOUNTING PRONOUNCEMENTS

        During the second quarter ended August 3, 2002, the Company adopted FASB No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of FASB No. 144 were applied to the Company's plan to close all of its 100% owned retail stores. The operations of the Company's 100% owned retail stores can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the Company. Accordingly, the operations of the 100% owned retail stores, net of applicable income tax effect, have been presented as discontinued operations and prior period statements of operations have been reclassified accordingly. (See Note 3 for further information).

        In May 2002, the Financial Accounting Standards Board issued FASB No. 145 "Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,"

FASB No. 145 is effective for fiscal years beginning after May 14, 2002 unless adopted earlier. FASB 145 requires the stringent criteria of Accounting Principles Board No. 30 to be applied to debt extinguishments. Prior debt extinguishments that do not qualify will be reclassified as ordinary. FASB 145 also amends the requirements for certain lease modifications which result in a change in classification of the lease from a capital lease to an operating lease. In addition FASB 145 provides guidance regarding the trucking industry's deregulation that occurred in 1980. The Company has not yet adopted FASB 145 and adoption of it is not expected to have a material impact on the Company's results of operations or financial condition. The adoption of FASB 145 will result in increasing the loss from continuing operations by $219,000, which was previously classified as an extraordinary item for the six months ended August 4, 2001.

        In June 2002, FASB No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," was issued. FASB No. 146 covers accounting for costs associated with exit or long-lived asset disposal activities, such as restructurings, consolidation or closing of facilities, lease termination cost, and employee relocation or severance cost. FASB No. 146 replaces Emerging Issues Task Force (EITF) 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is encouraged. One of the provisions of FASB No. 146 changes the timing of when companies recognize costs associated with exit or disposal activities, so that the costs would generally be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted FASB No. 146 in the second quarter of fiscal 2002. See Note 3 for a discussion of the discontinuance of the Company's 100% owned retail operations.

NOTE 10. MANAGEMENT PLANS

        Due to the continuing soft economic climate and the substantial loss before income taxes and extraordinary items of $5,712,000 sustained in fiscal 2001, the Company retained the professional services of Duff & Phelps, LLC, an investment banking and financial advisory firm. Duff & Phelps is currently assisting with the sale of the Company. No assurance can be given that the sale of the Company shall be effected. If the sale of the Company does not occur, the management of the Company shall take steps to restructure and further reduce its expenses, pursue an equity infusion and seek expanded lines of credit from the existing or new lenders. No assurance can be given that any restructuring plans undertaken by management will be successful, or that the Company will be able to secure additional capital or borrowings on terms acceptable to it, or at all.

        The Company will continue its primary focus on sales growth in the direct marketing channel, support of its current franchisees and evaluating wholesale business opportunities. In the process of reviewing its strategic options, the Company decided on May 7, 2002 to take immediate steps to develop and implement a plan to close all of its 100% owned retail stores, (See Note 3 for further information). At the end of the first quarter in fiscal 2002, the Company discontinued contract-framing services for third party products. Any future contract framing services shall be limited primarily to large and multiple unit production runs. Net sales and operating results for contract framing were not material.

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

        The Company's products are marketed primarily under its Successories trade name through direct marketing (catalog, electronic commerce and telemarketing), retail channel (100% Company-owned stores), sales to franchisees and wholesale distribution. Although the Company utilizes multiple distribution channels for its products, the Company's products have similar purposes and uses in each channel of distribution. The profitability varies among products and distribution channels. The Company utilizes its facilities interchangeably for each distribution channel. Furthermore, the marketing channels are directed at a single customer base located primarily in North America. In addition, starting in fiscal 2000, the Company generated revenue from providing framing services to outside corporate businesses on a contract fee basis. At the end of the first quarter in fiscal 2002, the Company discontinued contract framing services for third party products. Any future contract framing services shall be limited primarily to large and multiple unit production runs. Net sales and operating results for contract framing were not material.

        Due to the continuing soft economic climate and the substantial loss before income taxes and extraordinary items of $5,712,000 sustained in fiscal 2001, the Company retained the professional services of Duff & Phelps, LLC, an investment banking and financial advisory firm. Duff & Phelps is assisting with the sale of the Company. No assurance can be given that the sale of the Company shall be effected. If the sale of the Company does not occur, the management of the Company shall take steps to restructure and further reduce its expenses, pursue an equity infusion and seek expanded lines of credit from the existing or new lenders. No assurance can be given that any restructuring plans undertaken by management will be successful, or that the Company will be able to secure additional capital or borrowings on terms acceptable to it, or at all.

        The Company will continue its primary focus on sales growth in the direct marketing channel, support of its current franchisees and evaluating wholesale business opportunities. In the process of reviewing its strategic options, the Company decided on May 7, 2002 to take immediate steps to develop and implement a plan to close all of its 100% owned retail stores (See Note 3 in the accompanying financial statements for further information). The results of operations and costs incurred to-date associated with the Company's plan to close the 100% owned retail stores have been reflected as discontinued operations in the accompanying consolidated financial statements.

        For the three and six months ended August 3, 2002 and August 4, 2001, net product sales for the various distribution channels, as a percentage of total net product sales, were as follows:

	Three Months Ended		Six Months Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Direct marketing—Successories	72.2%	64.7%	72.5%	67.1%
Retail 100% Company-owned stores	16.2%	16.9%	15.6%	15.5%
Sales to franchisees	6.2%	10.3%	6.0%	9.3%
Other channels	5.4%	8.1%	5.9%	8.1%

        The gross profit margins for direct marketing and retail channels vary due to differences in product mix and volume discounts based on order size. The gross profit margin for sales to the franchisees is lower than the direct marketing and retail channels since these sales are generally made at wholesale prices.

RESULTS OF OPERATIONS

        The following table sets forth the results of operations for the three months and six months ended August 3, 2002 and August 4, 2001:

	Three Months Ended
	August 3, 2002		August 4, 2001		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Net product sales	$7,163	100.0%	$8,058	100.0%	$(895)	(11.1)
Cost of goods sold	3,630	50.7	4,051	50.3	(421)	(10.4)

Gross profit on product sales	3,533	49.3	4,007	49.7	(474)	(11.8)
Fees, royalties and other income	228	3.2	283	3.5	(55)	(19.4)

Gross margin	3,761	52.5	4,290	53.2	(529)	(12.3)
Operating expenses	4,894	68.3	5,453	67.7	(559)	(10.3)

Loss from continuing operations before other expenses and taxes	(1,133)	(15.8)	(1,163)	(14.5)	30	2.6
Interest and other expenses	39	0.5	71	0.9	(32)	(45.1)

Loss from continuing operations before income taxes	(1,172)	(16.3)	(1,234)	15.4	62	5.0
Income tax expense (benefit)	—	—	700	8.7	(700)	(100.0)

Loss from continuing operations	(1,172)	(16.3)	(1,934)	(24.1)	762	39.4
Loss from discontinued operations	(1,108)	(15.5)	(899)	(11.1)	209	(23.2)

Net loss	$(2,280)	(31.8)	$(2,833)	(35.2)	$553	19.5

	Six Months Ended
	August 3, 2002		August 4, 2001		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Net product sales	$15,688	100.0%	$17,561	100.0%	$(1,873)	(10.7)
Cost of goods sold	7,808	49.8	8,617	49.1	(809)	(9.4)

Gross profit on product sales	7,880	50.2	8,944	50.9	(1,064)	(11.9)
Fees, royalties and other income	416	2.7	509	2.9	(93)	(18.3)

Gross margin	8,296	52.9	9,453	53.8	(1,157)	(12.2)
Operating expenses	10,000	63.7	11,531	65.7	(1,531)	(13.3)

Loss from continuing operations before other expenses and taxes	(1,704)	(10.8)	(2,078)	(11.9)	374	18.0
Interest and other expenses	107	0.7	161	0.9	(54)	33.5)

Loss from continuing operations before income taxes	(1,811)	(11.5)	(2,239)	(12.8)	428	19.1
Income tax expense (benefit)	(106)	(0.7)	700	3.9	(806)	(115.1)

Loss from continuing operations	(1,705)	(10.8)	(2,939)	(16.7)	1,234	41.9
Loss from discontinued operations	(1,538)	(6.7)	(1,237)	(7.1)	(301)	(24.3)

Loss before extraordinary item	(3,243)	(17.5)	(4,176)	(23.8)	933	22.3
Extraordinary loss	—	—	(219)	(1.2)	219	100.0

Net loss	$(3,243)	(17.5)	$(4,395)	(25.0)	$1,152	26.2

Three Months Ended August 3, 2002 (Second Quarter 2002), Compared To Three Months Ended August 4, 2001 (Second Quarter 2001)

        Net product sales were $7,163,000 in the current year second quarter ended August 3, 2002, compared to $8,058,000 for the corresponding second quarter ended August 4, 2001. The $895,000 or 11.1% decrease in net sales was comprised of direct marketing Successories of $103,000 or 1.6%, sales to franchisees of $471,000 or 47.1%, and other channels of $321,000 or 40.6%. The net sales and operations of the retail 100% owned stores are reported separately as discontinued operations on the accompanying consolidated statements of operations and comprehensive loss.

        The Company's direct marketing Successories sales in the second quarter 2002 were comparable to prior year second quarter 2001. The Company continues to evaluate the most effective prospect catalog circulation strategy in the current business environment, aggressively target opportunities in niche markets and focus on increasing customer re-buy rates. The Company increased it's overall circulation in the current year second quarter 2002 by 10%, which was primarily in the customer catalog circulation. The refined catalog circulation strategy undertaken by the Company has positively impacted the operating results of the direct marketing Successories channel. The decrease in sales to franchisees can be primarily attributed to 16 fewer stores in operation in the current year in comparison to prior year. The decrease in net sales in the other channels from year to year can be primarily attributed to the Company's decision made in first quarter 2002 to discontinue contract framing services for third party products, and one fewer joint venture retail store in operation in the current year.

        Gross margin decreased in the current year second quarter 2002 to $3,761,000 from $4,290,000 in the prior year second quarter 2001. The decrease in gross margin can be attributed to a decline in net sales from year to year. In addition, the gross profit, as a percentage of net sales, decreased as a result of a permanent price reduction for wall décor and various other products initiated in the second quarter 2002 to encourage consumer spending in light of the current business environment. The lower sales volume in the current year has not significantly impacted the product costs per unit due to various manufacturing cost reduction efforts undertaken by the Company.

        Operating expenses decreased in the current year second quarter 2002 to $4,894,000 from $5,453,000 in the prior year second quarter 2001. The decrease in operating expenses from year to year of $559,000 is primarily in catalog advertising costs due to refined catalog circulation, corporate payroll expenses related to workforce reductions initiated in the third quarter 2001 and the second quarter 2002, and variable operating expenses as a result of lower sales volume. In the second quarter 2002, the Company instituted a workforce reduction which is expected to provide annualized payroll expense savings of approximately $1,000,000. The severance costs associated with the above mentioned workforce reduction of approximately $93,000 has been recorded in the second quarter 2002.

        In the prior year second quarter 2001, the Company recorded an income tax expense of $700,000 to increase the valuation allowance associated with the deferred tax asset balance. As a result of the challenging economic environment, the Company's management determined that the valuation allowance should be increased due to reduced likelihood of whether all the benefits of the deferred tax asset related to the net operating loss (NOL) carryforwards would be fully utilized before they expire.

        In the second quarter 2002, the Company decided to take immediate steps to close all of its 100% owned retail stores and as a result has started to negotiate early lease terminations with the various landlords. In accordance with FASB No. 144, the Company has reflected separately the results of operations of the 100% owned retail stores as discontinued operations. During the second quarter 2002, the Company recorded $722,000 in disposal costs related to lease termination contracts entered to-date for four stores and asset impairment charges for certain stores with negative cash flow projections anticipated through store closing date. The Company is currently in the process of pursuing early lease terminations at the remaining ten stores whose leases extend beyond the current fiscal year. Actual lease termination costs will be determined by the lease termination agreements negotiated with the landlords and could vary significantly if the Company cannot terminate lease agreements before their scheduled maturity.

        The net loss was $2,280,000 in the current year second quarter 2002, compared to $2,833,000 in the corresponding prior year second quarter 2001. The loss from continuing operations improved from the prior year, in spite of lower sales volume, as a result of streamlining operating expenses.

Six Months Ended August 3, 2002 (Year-To-Date 2002), Compared To Six Months Ended August 4, 2001 (Year-To-Date 2001)

        Net product sales were $15,688,000 year-to-date for the six months ended August 3, 2002, compared to $17,561,000 for the corresponding six months ended August 2, 2001. The $1,873,000 or 10.7% decrease in net sales was comprised of direct marketing Successories of $447,000 or 3.2%, sales to franchisees of $812,000 or 42.1%, and other channels of $614,000 or 36.2%. The net sales and operations of the 100% owned retail stores are reported separately as discontinued operations on the accompanying consolidated statements of operations and comprehensive loss.

        The decrease in direct marketing Successories channel net sales in the current year were in part due to the refined catalog circulation strategy undertaken by the Company. In comparison to prior year, the company to-date in the current year reduced the prospect catalog circulation due to lower response rates experienced in 2001 and increased customer catalog circulation as a result of targeting opportunities in niche markets. The refined catalog circulation strategy resulted in an overall catalog circulation decrease of 16% in the current year, but a positive impact to the operating profit of the direct market Successories channel as a result of improved return on catalog advertising costs. The Company has started to experience better response rates than prior year for prospect catalogs and as a result plans to increase circulation for the remainder of the current fiscal year 2002 in comparison to the prior year. Internet sales, which are included in the direct marketing Successories channel, increased by 20.2% from year to year. Internet sales represented 26.4% of the total direct marketing sales in the current year and were 21.3% in the prior year. Internet continues to be a significant marketing and sales opportunity for the Company. The decrease in sales to franchisees can be primarily attributed to 16 fewer stores in operation in the current year in comparison to prior year. The decrease in net sales in the other channels from year to year can be primarily attributed to the Company's decision made in the first quarter 2002 to discontinue contract framing services for third party products, and two fewer joint venture retail stores in operation in the current year.

        Gross margin decreased in the current year to $8,296,000 from $9,453,000 in prior year. The decrease in gross margin can be primarily attributed to a decline in net sales from year to year. To encourage consumer spending, the Company continues to provide promotional and permanent discounting of various products. The gross profit, as a percentage of net sales, in the current year in comparison to the prior year was negatively impacted by additional discounting provided to customers. The lower sales volume in the current year has not significantly impacted the product costs per unit due to various manufacturing cost reduction efforts undertaken by the Company.

        Operating expenses decreased in the current year to $10,000,000 from $11,531,000 in the prior year. The decrease in operating expenses from year to year of $1,531,000 is primarily in catalog advertising costs due to reduced and refined catalog circulation, variable operating expenses as a result of lower sales volume, and corporate payroll expenses related to workforce reductions instituted in the third quarter 2001 and the second quarter 2002.

        In the current year first quarter 2002, the Company recorded an income tax benefit of $106,000 related to income tax refund claims approved and received from amended state returns. In the prior year second quarter 2001, the Company recorded an income tax expense of $700,000 to increase the valuation allowance associated with the deferred tax asset balance. As a result of the challenging economic environment, the Company's management determined that the valuation allowance should be increased due to the reduced likelihood of whether all the benefits of the deferred tax asset related to the net operating loss (NOL) carryforwards would be fully utilized before they expire.

        In the second quarter 2002, the Company decided to take immediate steps to close all of its 100% owned retail stores and as a result has started to negotiate early lease terminations with the various landlords. In accordance with FASB No. 144, the Company has reflected separately the results of operations of the 100% owned retail stores as discontinued operations. During the second quarter 2002, the Company recorded $722,000 in disposal costs related to lease termination contracts entered to-date for four stores and asset impairment charges for certain stores with negative cash flow projections anticipated through store closing date.

        In the prior year first quarter 2001, the Company recorded an extraordinary loss of $219,000 related to early debt extinguishment. As a result of pre-payment of the term loan and fixed rate loan with the Company's bank, the Company recorded an additional expense to write-off the unamortized debt discount associated with the term loan and fixed rate loan.

        In the current year the Company had a net loss of $3,243,000, in comparison to a net loss of $4,395,000 in the prior year. The improved operating results, in spite of lower sales volume, can be attributed to the Company's efforts to streamline operating expenses and utilization of cost-effective marketing strategies to improve the operating results of the Company. The Company's operating results from continuing operations improved 19.1%, even though, net sales declined by 10.7%.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit loan, to fund its cash requirements.

        Operating activities provided cash of $1,002,000 for the six months ended August 3, 2002, compared to $683,000 for the six months ended August 4, 2001. The improvement in cash flows from operating activities can be attributed primarily to a decrease in net loss from continuing operations, net of the change in asset and liability balances.

        Investing activities provided cash of $3,000 for the six months ended August 3, 2002, compared to used cash of $108,000 for the six months ended August 2, 2001. The principal use of cash in investing activities is capital expenditures and the source of cash is proceeds from sales of property and equipment. The Company's current credit facility limits capital expenditures to $1 million for the fiscal year.

        Financing activities used cash of $523,000 for the six months ended August 3, 2002, compared to $2,182,000 for the six months ended August 2, 2001. Planned debt repayments on the term note and net repayments on the revolving credit loan were the principal uses of cash. Proceeds from net borrowings on the revolving credit loan were the primary source of cash. In the prior year first quarter 2001, the Company prepaid its term loan and fixed rate loan with the bank as planned in an effort to strengthen the Company's balance sheet and debt to equity position. The above noted loans had payment terms through June 2003.

        On June 13, 2002, the Company obtained an amendment to the credit facility to adjust and modify certain financial covenants which were retroactive to the first quarter ended May 4, 2002. In addition, the amendment adjusted the borrowing base and the revolver limits, prospectively. In connection with the above mentioned amendment, the Company agrees to provide the bank the option to exchange the stock warrants previously issued to the bank in exchange for a success fee equal to 2% of the gross sales price, in the event that the Company is sold. At August 3, 2002, the Company was in compliance with the debt covenants of the credit facility agreement.

        On September 11, 2002, the Company obtained approval to extend the step down in maximum borrowings from $3,500,000 to $3,000,000 on the revolving credit loan from October 31, 2002 to January 1, 2003. The Company requested the above extension to provide for adequate revolving credit loan availability for the payout of projected lease termination costs related to the 100% Company-owned retail stores, See Note 3 in the accompanying financial statements for further information.

        The Company believes that internally generated funds and the credit facility will be sufficient to meet its current operating needs, including funds required to close all of the 100% owned retail stores, fund debt service and make anticipated capital expenditures.

        Subsequent to the current fiscal year-end and in the absence of a sale of the Company, the Company shall take steps to meet its liquidity needs through restructuring and further reduction of its expenses, pursuit of a cash equity infusion, looking into expanded lines of credit from existing or new lenders. The current revolving credit facility expires June 2003. No assurance can be given that any restructuring plans undertaken by management, in the event the Company is not sold, will be successful, or that the Company will be able to secure additional capital or borrowings on terms acceptable to it, or at all.

SEASONALITY

        The Company's business is subject to seasonal variations in demand. Historically, a significant portion of the Company's sales and net income have been realized during the period from October through January. The effects of seasonality are greater in the Company's retail operations and sales to franchisees than the other segments of its business, the impact of which will diminish going-forward as the Company closes all of its 100% owned retail stores and with fewer franchisee stores in operation. Most operating expenses are incurred evenly throughout the year, although some selling and administrative expenses are variable depending on sales, and direct marketing catalog advertising expenses as a percentage of sales are generally higher in the first calendar quarter due to more prospecting. The Company's quarterly operating results may also vary depending upon such factors as catalog mailings and the timing of new product introductions and promotions by the Company. The Company's cash requirements generally reach a seasonal peak in the second half of the fiscal year to finance increased inventory levels needed to meet the third and fourth quarter sales demand.

INFLATION

        The Company does not believe that inflation has had a material impact on its operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q report contains forward-looking statements which the Company believes are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the management team, management's long-term performance goals, channels, programs to reduce costs and enhance asset utilization, banking arrangement and terms, realization of deferred tax assets, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-Q report. Potential risks and uncertainties include such factors as the financial strength of the economy, and the retail and catalog industries in general, changes in consumer confidence, the level of consumer spending on motivational-type products, the competitive pricing environment within the markets that the Company distributes its products, the level of the Company's success in continuing to control costs and the Company's ability to increase certain margins through economies of scale. Additional risks and uncertainties include the Company's ability to develop and introduce successful new products, generate funds sufficient to meet its current operating and capital needs, sale of the Company, and successfully exit the retail channel (100% Company-owned stores). Investors are also directed to consider other risks and uncertainties discussed in the Company's public announcements, reports to shareholders and documents filed by the Company with the Securities and Exchange Commission, including but not limited to Reports on Forms 10-K, 8-K and 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect events or circumstances that may arise after the date on this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company uses variable rate debt, as described in Note 5 of the Notes to Consolidated Financial Statements. At August 3, 2002, principal exposed to interest rate risk is limited to $1,055,000 in variable rate debt. The variable rate debt level varies periodically and the maximum borrowing allowed at August 3, 2002 was $3,308,000. The impact of a 1% change in interest rates on the variable rate debt is approximately $10,000. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada. The Company's exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace. The Company does not expect significant impact from foreign currency exchange rate risk. The Company's Canadian operations annual sales are approximately $2,000,000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company was named as a defendant in a case filed by Brandon Shopping Center Partners, LTD ("Plaintiff"). Brandon Shopping Center Partners, LTD v Celex Group, Inc. (now Successories, Inc.) (Case No. 02 06414) was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida on July 11, 2002. Plaintiff alleged that the Company entered into a lease agreement with Plaintiff and was in default under the lease agreement due to failure to pay rent. Plaintiff sought (i) eviction of Company; (ii) compensatory damages, including unpaid rent of $17,201.95 and accelerated rent, and prejudgment interest (iii) costs; (iv) attorney's fees; and (v) all other charges owed. The parties settled the matter by entering into a Termination of Lease Agreement dated August 21, 2002.

        The Company was named as a defendant in a case filed by Pyramid Company of Buffalo ("Plaintiff"). Pyramid Company of Buffalo v Successories, Inc. (Index No. 2002-8509) was filed in the State of New York Supreme Court in the County of Erie on August 15, 2002. Plaintiff alleges that the Company entered into a lease agreement with Plaintiff and was in default under the lease agreement due to failure to pay rent. Plaintiff seeks the sum of $9,415.27 as and for past due rents; all rents that may accrue; and such other and further relief as seems just and proper to the Court. The Company has since paid all past due rents and the parties are involved in settlement negotiations.

        The Company was named as a defendant in a case filed by EKLECCO L.L.C. ("Plaintiff"). EKLECCO L.L.C. v Successories, Inc. (Index No. 2002-5591) was filed in the State of New York Supreme Court in the County of Erie on August 14, 2002. Plaintiff alleges that the Company entered into a lease agreement with Plaintiff and was in default under the lease agreement due to failure to pay rent. Plaintiff seeks the sum of $11,513.47 as and for past due rents; all rents that may accrue; and such other and further relief as seems just and proper to the Court. The Company has since paid all past due rents and the parties are involved in settlement negotiations.

        The Company was named as a defendant in a case filed by Pyramid Crossgates Company ("Plaintiff"). Pyramid Crossgates Company v Successories, Inc. (Index No. 2002-5653) was filed in the State of New York Supreme Court in the County of Erie on August 14, 2002. Plaintiff alleges that the Company entered into a lese agreement with Plaintiff and was in default under the lease agreement due to failure to pay rent. Plaintiff seeks the sum of $10,992.96 as and for past due rents; all rents that may accrue; and such other and further relief as seems just and proper to the Court. The Company has since paid all past due rents and the parties are involved in settlement negotiations.

        The Company was named as a defendant in a case filed by Scottsdale Fashion Square Partnership ("Plaintiff"). Scottsdale Fashion Square Partnership v Celex Group, Inc. (now Successories, Inc.) (No. CV2002-016540) was filed in the Superior Court of the State of Arizona in the County of Maricopa. Plaintiff alleges that the Company entered into a lease agreement with Plaintiff and is in default under the lease agreement due to failure to pay rent. Plaintiff seeks an order for immediate possession of the premises and all fixtures, trade fixtures, and tenant improvements; a writ of restitution; the sum of $17,231.46 for unpaid rent, accrued interest and late charges; interest on unpaid rent and late charges at the rate of 18% per annum; all rents that accrue with interest at the rate of 18% per annum, late charges at the rate of 5%, plus applicable rental tax thereon at the rate of 1.9%, court costs with interest thereon at the rate of 10% per annum; and such other further relief as the Court deems just and proper.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of shareholders on July 25, 2002, and the following matters were voted on at the meeting.

1.
The election of the following Class I directors, who will serve for a term to end at the annual meeting of shareholders in the year 2004 or until their successors are elected and qualified:

	For	Abstain
Howard I. Berstein	8,298,624	293,280
Larry A. Hodges	8,381,969	209,935
2.
The ratification of the appointment of Crowe, Chizek and Company, LLP as independent accountants for the fiscal year ending February 1, 2003, was approved by the following vote: For 8,325,271; Against, 235,866; and Abstain 30,767.

3.
The transaction of other business that may have properly come before the annual shareholders meeting was approved by the following vote: For 7,766,047; Against, 768,422; and Abstain, 57,435.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
See Index to Exhibits immediately following the Signatures page.

(b)
No reports on Form 8-k have been filed during the three months end August 3, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUCCESSORIES, INC. (Registrant)
Date: September 16, 2002	By:	/s/ Gary J. Rovansek Gary J. Rovansek President, Chief Executive Officer and Director (Principal Executive Officer)
Date: September 16, 2002	By:	/s/ John C. Carroll John C. Carroll Senior Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Gary J. Rovansek, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Successories, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002
/s/ GARY J. ROVANSEK
Gary J. Rovansek Director, President and Chief Executive Officer

I, John C. Carroll, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Successories, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002
/s/ JOHN C. CARROLL John C. Carroll Senior Vice President, Chief Operating and Financial Officer

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
10.7		Common Stock Option Agreement granted to Arnold M. Anderson and Incentive Stock Option Agreement granted to Arnold M. Anderson(4)*
10.8(a	)	Employment Agreement with Arnold M. Anderson dated March 1, 1996(5)*
10.8(b	)	Amendment to Employment Agreement with Arnold M. Anderson dated March 1, 1996(14)*
10.8(c	)	Amendment to Employment Agreement with Arnold M. Anderson dated January 14, 1997(14)*
10.8(d	)	Addendum to Employment Agreement with Arnold M. Anderson dated February 16, 2000(14)*
10.8(e	)	Amendment to Employment Agreement with Arnold M. Anderson dated October 1, 2001(20)*
10.9		Employment Agreement with Michael H. McKee dated June 1, 1999(11)*
10.10
Form of Subordinated Note Extensions, Stock Options and Subordination Agreement relating to the extension of $100,000 of Subordinated Notes, and options to purchase 10,000 shares of the Company's Common Stock(2)
10.11		Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997(6)

10.12	First Amendment to Credit Agreement between the Company and The Provident Bank dated as of July 16, 1997(6)
10.13	Lease Agreement between LaSalle National Trust, N.A. as Trustee under Trust No. 120358 and Celex Group, Inc.(7)
10.14	Second Amendment to Credit Agreement between the Company and The Provident Bank dated as of May 14, 1998(7)
10.15	Third Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 1, 1998(8)
10.16	Employment Agreement with Gary Rovansek dated October 29, 1998(8)
10.17	Fourth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 28, 1999(10)
10.18	Warrants to Purchase Common Stock of the Company granted to Provident Financial Group, Inc. dated as of April 29, 1999(10)
10.19	Preferred Stock Purchase Agreement, dated as of May 28, 1999, by and among the Company and the investors(9)
10.20	Registration Rights Agreement, dated as of May 28, 1999, by and among the Company and the investors(9)
10.21	Preferred Stock Purchase Agreement, dated as of October 18, 1999, by and among the Company and the investors(12)
10.22	Amendment No. 1 to the Registration Rights Agreement, dated as of October 18, 1999, by and among the Company and the investors(12)
10.23	Fifth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 6, 2000(15)
10.24	Sixth Amendment to Credit Agreement between the Company and The Provident Bank dated as of August 28, 2000(16)
10.25	Joint Venture Agreement with Celebrating Excellence of Minnesota, Inc. and related documents(18)
10.26	Seventh Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 4, 2001(19)
10.27	Retainer Agreement between the Company and Jack Miller dated April 17, 2001 (19)
10.28	Eighth Amendment to Credit Agreement between the Company and The Provident Bank dated as of December 3, 2001(20)
10.29	Ninth Amendment to Credit Agreement between the Company and the Provident Bank dated as of June 13, 2002 (filed herewith)
10.30	Retention Agreement with Gary J. Rovansek dated August 20, 2002 (filed herewith)
10.31	Retention Agreement with John C. Carroll dated August 20, 2002 (filed herewith)
10.32	Retention Agreement with John F. Halpin dated August 20, 2002 (filed herewith)
10.33	Retention Agreement with Michael McKee dated August 20, 2002 (filed herewith)
10.34	Retention Agreement with Gregory J. Nowak dated August 20, 2002 (filed herewith)
21.1	Subsidiaries of the Registrant (filed herewith)
99.1	Certification of Chief Executive Officer (filed herewith)

99.2	Certification of Chief Financial Officer (filed herewith)

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

PART I. FINANCIAL INFORMATION
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
  CERTIFICATIONS
INDEX TO EXHIBITS