Form 10-Q
period 2002-11-02
SUCCESSORIES INC
filed 2002-12-17
CIK 911323

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 2, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Registrant had 9,750,729 shares of common stock, $.01 par value, outstanding as of December 10, 2002.

SUCCESSORIES, INC.

INDEX TO FORM 10-Q

			Page Number
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations and Comprehensive Loss	4
		Consolidated Statement of Stockholders' Equity	5
		Consolidated Statements of Cash Flows	6
		Notes to Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
	Item 4.	Controls and Procedures	21
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	22
	Item 6.	Exhibits and Reports on Form 8-K	22
SIGNATURES AND CERTIFICATIONS			23
INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION

SUCCESSORIES, INC.

Consolidated Balance Sheets

	November 2, 2002	February 2, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$451,000	$602,000
Accounts and notes receivable, net	2,115,000	2,445,000
Inventories, net	4,178,000	5,005,000
Prepaid catalog expenses	1,416,000	1,683,000
Other prepaid expenses	618,000	857,000

Total current assets	8,778,000	10,592,000
Restricted cash	250,000	250,000
Property and equipment, net	2,256,000	3,914,000
Notes receivable	—	17,000
Deferred financing costs and debt discount, net	75,000	181,000
Intangibles and other assets, net	752,000	1,007,000

TOTAL ASSETS	$12,111,000	$15,961,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit loan	$1,901,000	$1,483,000
Accounts payable	1,918,000	1,488,000
Accrued expenses and deferred income taxes	1,265,000	1,761,000

Total current liabilities	5,084,000	4,732,000
Minority interest	—	47,000

Stockholders' equity:
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 503,092 of Series A and 101,667 of Series B shares issued and outstanding; liquidation value $.01 per share plus accrued dividends	6,000	6,000
Common stock, $.01 par value; 20,000,000 shares authorized; 9,750,729 and 9,313,884 shares issued and outstanding, respectively	98,000	93,000
Common stock warrants	2,324,000	2,324,000
Notes receivable from stockholders	(115,000)	(118,000)
Additional paid-in capital	33,556,000	33,321,000
Accumulated deficit	(28,778,000)	(24,380,000)
Accumulated other comprehensive loss	(64,000)	(64,000)

Total stockholders' equity	7,027,000	11,182,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,111,000	$15,961,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

Consolidated Statements of Operations and
Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net product sales	$7,914,000	$8,487,000	$23,602,000	$26,050,000
Cost of goods sold	3,933,000	4,581,000	11,740,000	13,200,000

Gross profit on product sales	3,981,000	3,906,000	11,862,000	12,850,000
Fees, royalties and other income	298,000	286,000	714,000	795,000

Gross margin	4,279,000	4,192,000	12,576,000	13,645,000
Operating expenses	4,551,000	4,914,000	14,551,000	16,446,000

Loss from continuing operations before other expense and income tax	(272,000)	(722,000)	(1,975,000)	(2,801,000)

Other income (expense):
Interest expense	(57,000)	(62,000)	(194,000)	(206,000)
Minority interests in subsidiaries	(1,000)	(60,000)	(4,000)	(110,000)
Interest income	22,000	20,000	46,000	45,000
Other, net	(3,000)	11,000	5,000	19,000

Total other expense	(39,000)	(91,000)	(147,000)	(252,000)

Loss from continuing operations before income tax	(311,000)	(813,000)	(2,122,000)	(3,053,000)
Income tax expense (benefit)	4,000	—	(102,000)	700,000

Loss from continuing operations	(315,000)	(813,000)	(2,020,000)	(3,753,000)
Loss from discontinued operations, net of tax	(675,000)	(958,000)	(2,213,000)	(2,194,000)

Loss before extraordinary item	$(990,000)	(1,771,000)	(4,233,000)	(5,947,000)
Extraordinary loss on early extinguishment of debt	—	—	—	219,000

Net loss	$(990,000)	$(1,771,000)	$(4,233,000)	$(6,166,000)
Dividend to preferred shareholders	55,000	55,000	165,000	165,000

Loss available to common stockholders	$(1,045,000)	$(1,826,000)	$(4,398,000)	$(6,331,000)

Foreign currency translation adjustment	$—	$—	$—	(9,000)

Comprehensive loss	$(990,000)	$(1,771,000)	$(4,233,000)	$(6,175,000)

Loss per share (basic and diluted):
Loss from continuing operations	$(0.04)	$(0.10)	$(0.23)	$(0.43)

Loss from discontinued operations	$(0.07)	$(0.10)	$(0.23)	$(0.24)

Extraordinary loss on early extinguishment of debt	$—	$—	$—	$(0.02)

Net loss	$(0.11)	$(0.20)	$(0.46)	$(0.69)

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

Consolidated Statement Of Stockholders' Equity

(Unaudited)

	Convertible Preferred Stock
			Common Stock			Notes Receivable From Stockholders
					Common Stock Warrants		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at February 2, 2002	604,759	$6,000	9,313,884	$93,000	$2,324,000	$(118,000)	$33,321,000	$(24,380,000)
Net loss	—	—	—	—	—	—	—	(4,233,000)
Notes receivable issued June 6, 2002	—	—	—	—	—	(12,000)	—	—
Notes receivable payments						15,000
Common Stock transactions:
Common Stock issued in conjunction with board of director Fees	—	—	142,325	2,000	—	—	74,000	—
Preferred stock transactions:
Preferred stock dividends	—	—	294,520	3,000	— —	—	161,000	(165,000)

Balance at November 2, 2002	604,759	$6,000	9,750,729	$98,000	$2,324,000	$(115,000)	33,556,000	$(28,778,000)

	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at February 2, 2002	$(64,000)	$11,182,000
Net loss	—	(4,233,000)
Notes receivable issued June 6, 2002	—	(12,000)
Notes receivable payments		15,000
Common Stock transactions:
Common Stock issued in conjunction with board of director Fees	—	76,000
Preferred stock transactions:
Preferred stock dividends	—	(1,000)

Balance at November 2, 2002	$(64,000)	$7,027,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	November 2, 2002	November 3, 2001
Cash flows from operating activities:
Net loss	$(4,233,000)	$(6,166,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,413,000	1,711,000
Amortization of debt discount	107,000	96,000
Minority interests in subsidiaries	4,000	110,000
Deferred income tax asset—valuation allowance	—	1,000,000
Loss from discontinuing operations	2,213,000	2,194,000
Extraordinary loss on early extinguishment of debt	—	219,000

	(496,000)	(836,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	308,000	788,000
Inventories	612,000	1,012,000
Prepaid catalog expenses	267,000	123,000
Other prepaid expenses	154,000	60,000
Accounts payable	489,000	1,128,000
Accrued expenses	(309,000)	(687,000)
Other assets	(202,000)	(197,000)

Net cash provided by operating activities	823,000	1,391,000

Cash flows from investing activities:
Proceeds from notes receivable issued in connection with sale of property and equipment	27,000	55,000
Purchase of property and equipment	(30,000)	(196,000)

Net cash used in investing activities	(3,000)	(141,000)

Cash flows from financing activities:
Proceeds from sale of common stock	—	22,000
Net borrowings on revolving credit loan	419,000	1,922,000
Repayments of long-term debt	—	(3,610,000)
Distributions to joint venture partners	(84,000)	(206,000)
Notes receivable issued to stockholders	(12,000)	—
Proceeds from notes receivable issued to stockholders	15,000	30,000

Net cash provided by (used in) financing activities	338,000	(1,842,000)

Net cash provided by (used in) continuing operations	1,158,000	(592,000)
Net cash used in discontinuing operations	(1,309,000)	(1,304,000)

Net decrease in cash	(151,000)	(1,896,000)
Cash and cash equivalents, beginning of period	602,000	2,468,000

Cash and cash equivalents, end of period	$451,000	$572,000

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

        The Company's fiscal year ends on the Saturday closest to January 31. References to the three and nine months ended November 2, 2002 and November 3, 2001, refer to the thirteen and thirty-nine weeks ended on the dates indicated.

        Certain prior year amounts have been reclassified to conform with the current year presentation. The results of operations for the nine months ended November 2, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

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

        The Company recorded disposal costs of $308,000 and $1,030,000 during the three and nine months ended November 2, 2002 respectively, for the lease termination contracts entered into to-date and asset impairment charges for certain stores with negative cash flow projections anticipated through store closing date.

        Loss from discontinued operations is comprised of the following:

	Three Months Ended
	November 2, 2002	November 3, 2001
Operating loss	$367,000	$595,000
Asset impairment charges	—	363,000
Lease termination costs	308,000	—
Income tax expense	—	—

Loss from discontinued operations	$675,000	$958,000

	Nine Months Ended
	November 2, 2002	November 3, 2001
Operating loss	$1,183,000	$1,531,000
Asset impairment charges	602,000	363,000
Lease termination costs	428,000	—
Income tax expense	—	300,000

Loss from discontinued operations	$2,213,000	$2,194,000

        As of November 2, 2002 and February 2, 2002, the assets of discontinued operations were $709,000 and $1,815,000, and the liabilities were $460,000 and $706,000, respectively. The assets and liabilities of the discontinued operations have been included in the accompanying consolidated balance sheet.

        Subsequent to third quarter ended November 2, 2002, the Company entered into lease termination contracts at two stores for $155,000 that will be recorded as expense in the fourth quarter and is in the process of pursuing early lease terminations at the remaining four stores. For the above mentioned four stores, the leases extend beyond the current fiscal year and costs associated will be dependent upon the terms and conditions of lease terminations to be negotiated with the landlords. The Company adopted the provisions of FASB No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," in the second quarter 2002. Under FASB No. 146, the exit costs are recorded when incurred rather than at the date of a commitment to a disposal plan. The additional disposal costs to be incurred are estimated to be approximately $367,000 for early lease terminations and other store closing related expenses. Actual lease termination costs will be determined by the lease termination agreements negotiated with the landlords and could vary significantly if the Company cannot terminate lease agreements before their scheduled maturity. The Company is targeting to complete its plans to close all of its 100% owned retail stores by the end of the current fiscal year 2002.

NOTE 4. INVENTORIES

        Inventories are comprised of the following:

	November 2, 2002	February 2, 2002
Finished goods—retail 100% owned stores	$407,000	$678,000
Finished goods—corporate	2,606,000	3,147,000
Raw Materials—corporate	1,887,000	1,763,000

	4,900,000	5,588,000
Less: reserve for obsolescence	(722,000)	(583,000)

	$4,178,000	$5,005,000

NOTE 5. DEBT

        On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the "Bank"), amended most recently on September 11, 2002, the credit facility was comprised of a revolving credit loan, term loan and fixed rate loan. The revolving credit loan provides for maximum borrowings of $3,500,000 through January 1, 2003 and $3,000,000 thereafter, and the borrowing base is limited to 80% of eligible receivables plus 45% of eligible inventory. A commitment fee of 0.25% is payable on the daily unused amount of the maximum revolving credit. The facility expires in June 2003, and all borrowings under the facility are secured by substantially all the assets of the Company. The interest rate on the revolving credit loan borrowing is prime plus 2.0%. Interest is payable monthly. The interest rate on the outstanding revolving credit loan was 6.8% at November 2, 2002. As of November 2, 2002, available borrowings on the revolving credit loan were $1,599,000.

        On June 13, 2002, the Company obtained an amendment to the credit facility to modify certain financial covenants, which were retroactive to the first quarter ended May 4, 2002. In addition, the amendment adjusted the borrowing base and the revolver limits, prospectively. In connection with this amendment, the Company agreed to provide the bank the option to exchange the stock warrants previously issued to the bank in exchange for a success fee equal to 2% of the gross sales price, in the event that the Company is sold.

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

        The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and use of proceeds from certain equity offerings. At November 2, 2002, the Company was in compliance with all the debt covenant requirements of the credit facility agreement.

        On September 11, 2002, the Company obtained approval to extend the step down in maximum borrowings from $3,500,000 to $3,000,000 on the revolving credit loan from October 31, 2002 to January 1, 2003. The Company requested this extension to provide for adequate revolving credit loan availability for the payout of projected lease termination costs related to the 100% Company owned retail stores, see Note 3 for further information.

        The weighted average interest rates on cash interest expense for borrowings outstanding as of November 2, 2002 and November 3, 2001 were 6.8% and 8.7%, respectively.

NOTE 6. SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental disclosures to the statements of cash flows are as follows:

	Nine Months Ended
	November 2, 2002	November 3, 2001
Cash paid during the period for:
Income taxes	$4,000	$87,000
Interest	80,000	120,000
Non-cash investing and financing Activities:
Preferred stock dividends	$164,000	$164,000
Board of Director Fees	76,000	—

NOTE 7. LOSS PER SHARE

        The computations of basic and diluted loss per share are as follows:

	Three Months Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Numerator for loss from continuing operations per share:
Loss from continuing operations	$(315,000)	$(813,000)	$(2,020,000)	$(3,753,000)
Preferred stock dividends	(55,000)	(55,000)	(165,000)	(165,000)

Numerator for loss from continuing operations per share	$(370,000)	$(868,000)	$(2,185,000)	$(3,918,000)

Numerator for loss from discontinued operations per share:	$(675,000)	$(958,000)	$(2,213,000)	$(2,194,000)

Numerator for extraordinary loss on early extinguishment of debt	$—	$—	$—	$(219,000)

Numerator for net loss per share:
Net loss	$(990,000)	$(1,771,000)	$(4,233,000)	$(6,166,000)
Preferred stock dividends	(55,000)	(55,000)	(165,000)	(165,000)

Numerator for net loss per share	$(1,045,000)	$(1,826,000)	$(4,398,000)	$(6,331,000)

Denominator for loss per share:
Weighted average common stock shares	9,525,633	9,252,812	9,490,127	9,241,355

Basic and diluted loss per share:
Loss from continuing operations	$(0.04)	$(0.10)	$(0.23)	$(0.43)

Loss from discontinued operations	$(0.07)	$(0.10)	$(0.23)	$(0.24)

Extraordinary loss on early extinguishment of debt	$—	$—	$—	$(0.02)

Net loss	$(0.11)	$(0.20)	$(0.46)	$(0.69)

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

        The Company's reportable segments are the various distribution channels used to market its products. The Company's products have similar purposes and uses in each channel of distribution, but profitability varies among the channels. The Company considers itself a single line of business with products that are marketed through direct marketing (catalog, electronic commerce and telemarketing), retail (Company-owned stores), wholesale and sales to franchisees channels. In addition, the Company generates revenue from providing framing services to outside corporate businesses on a contract fee basis. The Company has four reportable segments—Direct Marketing—Successories, Retail Company-owned stores—See Note 3 "Discontinued Operations," Sales to Franchisees and other segments (Wholesale, Contract Framing and Joint Venture retail stores). At the end of the first quarter in fiscal

2002, the Company discontinued contract framing services for third party products. Any future contract framing services shall be limited primarily to large and multiple unit production runs.

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

	Net Sales	Segment Profit (Loss)	Total Assets	Capital Expenditures	Depreciation and Amortization
Three Months Ended November 2, 2002:
Direct Marketing Successories	$6,586,000	$654,000	$6,353,000	$—	$66,000
Sales to Franchisees	774,000	80,000	629,000	—	3,000
Other segments	554,000	195,000	673,000	3,000	8,000
Corporate	—	(1,244,000)	3,747,000	5,000	298,000

CONTINUING OPERATIONS	$7,914,000	$(315,000)	$11.402,000	$8,000	375,000

Retail 100% owned stores	$964,000	$(675,000)	$709,000	$—	$48,000

Three Months Ended November 3, 2001:
Direct Marketing Successories	$6,473,000	$769,000	$8,215,000	$6,000	$67,000
Sales to Franchisees	1,348,000	104,000	1,122,000	—	3,000
Other segments	666,000	(48,000)	759,000	—	9,000
Corporate	—	(1,638,000)	9,242,000	42,000	474,000

CONTINUING OPERATIONS	$8,487,000	$(813,000)	$19,338,000	$48,000	$553,000

Retail 100% owned stores	$1,395,000	$(958,000)	$1,960,000	$29,000	$494,000

Nine Months Ended November 2, 2002:
Direct Marketing Successories	$20,079,000	$1,933,000	$6,353,000	$12,000	$202,000
Sales to Franchisees	1,888,000	107,000	629,000	—	9,000
Other segments	1,635,000	315,000	673,000	8,000	28,000
Corporate	—	(4,375,000)	3,747,000	10,000	1,174,000

CONTINUING OPERATIONS	$23,602,000	$(2,020,000)	$11,402,000	$30,000	$1,413,000

Retail 100% owned stores	$3,897,000	$(2,213,000)	$709,000	$3,000	$836,000

Nine Months Ended November 3, 2001:
Direct Marketing Successories	$20,413,000	$1,671,000	$8,215,000	$53,000	$201,000
Sales to Franchisees	3,274,000	172,000	1,122,000	—	7,000
Other segments	2,363,000	114,000	759,000	—	37,000
Corporate	—	$(5,929,000)	9,242,000	143,000	1,466,000

CONTINUING OPERATIONS	$26,050,000	$(3,972,000)	$19,338,000	$196,000	$1,711,000

Retail 100% owned store	$4,611,000	$(2,194,000)	$1,960,000	$60,000	$988,000

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

        The following table presents the details for "Corporate":

	Three Months Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Corporate administrative expenses	$903,000	$1,073,000	$3,156,000	$3,292,000
Unallocated depreciation and amortization expense	298,000	474,000	1,174,000	1,466,000
Other expenses	39,000	91,000	147,000	252,000
Income tax expense (benefit)	4,000	—	(102,000)	700,000
Extraordinary loss on early debt extinguishment	—	—	—	219,000

	$1,244,000	$1,638,000	$4,375,000	$5,929,000

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

        The Company's operations are in the United States. No single foreign country or geographic area is significant to the consolidated operations. Long-lived assets are all located in the United States.

        The Company's products include distinctive lines of wall decor, desktop accessories, books and stationery, personalized gifts and awards. In addition, the Company sells other motivational products supplied by third parties.

        For the nine months ended November 2, 2002 and November 3, 2001, net product sales by product categories were as follows:

	Nine Months Ended
	November 2, 2002	November 3, 2001
Wall décor	43.7%	43.4%
Desktop accessories	18.9%	21.2%
Books and stationery	18.9%	19.1%
Personalized gifts and awards	18.5%	15.5%
Other	—	0.8%

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

        In May 2002, the Financial Accounting Standards Board issued FASB No. 145 "Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," FASB No. 145 is effective for fiscal years beginning after May 14, 2002 unless adopted earlier. FASB 145 requires the stringent criteria of Accounting Principles Board No. 30 to be applied to debt extinguishments. Prior debt extinguishments that do not qualify will be reclassified as ordinary. FASB 145 also amends the requirements for certain lease modifications which result in a change in classification of the lease from a capital lease to an operating lease. In addition FASB 145 provides guidance regarding the trucking industry's deregulation that occurred in 1980. The Company has not yet adopted FASB 145. The adoption of FASB 145 will result in increasing the loss from continuing operations by $219,000, which was previously classified as an extraordinary item for the nine months ended November 3, 2001.

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

        On October 3, 2002, FASB No. 147, "Acquisitions of Certain Financial Institutions" was issued. FASB No. 147 covers accounting for purchase transactions and intangible assets of financial institutions. FASB No. 147 is effective on October 1, 2003. The adoption of FASB No. 147 is not expected to have a material impact on the Company's results of operations or financial condition.

NOTE 10. MANAGEMENT PLANS

        Due to the continuing soft economic climate and the substantial loss before income taxes and extraordinary items of $5,712,000 sustained in fiscal 2001, the Company retained the professional services of Duff & Phelps, LLC, an investment banking and financial advisory firm. Duff & Phelps is currently assisting with the sale of the Company. Discussions continue with several prospective buyers, however, no assurance can be given that the sale of the Company shall be effected. Although efforts to sell the Company remains a priority, management has developed contingency plans to restructure and further reduce its expenses by the end of the current fiscal year, in the event the sale of the Company does not occur. Management has also entered into discussions with various financing sources for funding alternatives to its current credit facility which expires in June 2003. No assurance can be given that any restructuring plans undertaken by management will be successful, or that the Company will be able to secure additional capital or borrowings on terms acceptable to it, or at all.

        The Company will continue its primary focus on sales growth in the direct marketing channel, support of its current franchisees and establishing additional wholesale outlets for the Company's products. In the process of reviewing its strategic options, the Company decided on May 7, 2002 to take immediate steps to develop and implement a plan to close all of its 100% owned retail stores, (See Note 3 for further information). At the end of the first quarter in fiscal 2002, the Company discontinued contract-framing services for third party products. Any future contract framing services shall be limited primarily to large and multiple unit production runs. Net sales and operating results for contract framing were not material in fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

        Successories designs, manufactures and markets a diverse range of motivational and self-improvement products, most of which are the Company's own proprietary designs. The Company's products include distinctive lines of wall decor, desktop accessories, books and stationery, and personalized gifts and awards. In-house designers create proprietary designs that can be used in conjunction with a wide variety of products. The Company will also customize products to fulfill customers' special needs.

        The Company's products are marketed primarily under its Successories trade name through direct marketing (catalog, electronic commerce and telemarketing), retail channel (100% Company-owned stores), sales to franchisees and wholesale distribution. Although the Company utilizes multiple distribution channels for its products, the Company's products have similar purposes and uses in each channel of distribution. The profitability varies among products and distribution channels. The Company utilizes its facilities interchangeably for each distribution channel. Furthermore, the marketing channels are directed at a single customer base located primarily in North America. In addition, starting in fiscal 2000, the Company generated revenue from providing framing services to outside corporate businesses on a contract fee basis. At the end of the first quarter in fiscal 2002, the Company discontinued contract framing services for third party products. Any future contract framing services shall be limited primarily to large and multiple unit production runs. Net sales and operating results for contract framing were not material in fiscal 2001.

        Due to the continuing soft economic climate and the substantial loss before income taxes and extraordinary items of $5,712,000 sustained in fiscal 2001, the Company retained the professional services of Duff & Phelps, LLC, an investment banking and financial advisory firm. Duff & Phelps is assisting with the sale of the Company. Discussions continue with several prospective buyers, however, no assurance can be given that the sale of the Company shall be effected. Although efforts to sell the Company remains a priority, management has developed contingency plans to restructure and further reduce its expenses by the end of the current fiscal year, in the event the sale of the Company does not occur. Management has also entered into discussions with various financing sources for funding alternatives to its current credit facility which expires in June 2003. No assurance can be given that any restructuring plans undertaken by management will be successful, or that the Company will be able to secure additional capital or borrowings on terms acceptable to it, or at all.

        The Company will continue its primary focus on sales growth in the direct marketing channel, support of its current franchisees and establishing additional wholesale outlets for the Company's products. In the process of reviewing its strategic options, the Company decided on May 7, 2002 to take immediate steps to develop and implement a plan to close all of its 100% owned retail stores (See Note 3 in the accompanying financial statements for further information). The results of operations and costs incurred to-date associated with the Company's plan to close the 100% owned retail stores have been reflected as discontinued operations in the accompanying consolidated financial statements.

        For the three and nine months ended November 2, 2002 and November 3, 2001, net product sales for the various distribution channels, as a percentage of total net product sales, were as follows:

	Three Months Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Direct marketing—Successories	74.2%	65.5%	73.0%	66.6%
Retail 100% Company-owned stores	10.9%	14.1%	14.2%	15.0%
Sales to franchisees	8.7%	13.6%	6.9%	10.7%
Other channels	6.2%	6.8%	5.9%	7.7%

        The gross profit margins for direct marketing and retail channels vary due to differences in product mix and volume discounts based on order size. The gross profit margin for sales to the franchisees is lower than the direct marketing and retail channels since these sales are generally made at wholesale prices.

RESULTS OF OPERATIONS

        The following table sets forth the results of operations for the three months and nine months ended November 2, 2002 and November 3, 2001:

	Three Months Ended
	November 2, 2002		November 3, 2001		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Net product sales	$7,914	100.0%	$8,487	100.0%	$(573)	(6.8)
Cost of goods sold	3,933	49.7	4,581	54.0	(648)	(14.1)

Gross profit on product sales	3,981	50.3	3,906	46.0	75	1.9
Fees, royalties and other income	298	3.8	286	3.4	12	4.2

Gross margin	4,279	54.1	4,192	49.4	87	2.1
Operating expenses	4,551	57.5	4,914	57.9	(363)	(7.4)

Loss from continuing operations before other expenses and taxes	(272)	(3.4)	(722)	(8.5)	450	62.3
Interest and other expenses	39	0.5	91	1.1	(52)	(57.1)

Loss from continuing operations before income taxes	(311)	(3.9)	(813)	(9.6)	502	61.7
Income tax expense (benefit)	4	0.1	—	—	4	100.0

Loss from continuing operations	(315)	(4.0)	(813)	(9.6)	498	61.3

Loss from discontinued operations	(675)	(8.5)	(958)	(11.3)	283	29.5

Net loss	$(990)	(12.5)	$(1,771)	(20.9)	$781	44.1

	Nine Months Ended
	November 2, 2002		November 3, 2001		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Net product sales	$23,602	100.0%	$26,050	100.0%	$(2,448)	(9.4)
Cost of goods sold	11,740	49.7	13,200	50.7	(1,460)	(11.1)

Gross profit on product sales	11,862	50.3	12,850	49.3	(988)	(7.7)
Fees, royalties and other income	714	3.0	795	3.1	(81)	(10.2)

Gross margin	12,576	53.3	13,645	52.4	(1,069)	(7.8)
Operating expenses	14,551	61.6	16,446	63.1	(1,895)	(11.5)

Loss from continuing operations before other expenses and taxes	(1,975)	(8.3)	(2,801)	(10.7)	826	29.5
Interest and other expenses	147	0.6	252	1.0	(105)	(41.7)

Loss from continuing operations before income taxes	(2,122)	(8.9)	(3,053)	(11.7)	931	30.5
Income tax expense (benefit)	(102)	(0.4)	700	2.7	(802)	(114.6)

Loss from continuing operations	(2,020)	(8.5)	(3,753)	(14.4)	1,733	46.2
Loss from discontinued operations	(2,213)	(9.4)	(2,194)	(8.4)	(19)	(1.0)

Loss before extraordinary item	(4,233)	(17.9)	(5,947)	(22.8)	1,714	28.8
Extraordinary loss	—	—	219	(0.8)	(219)	(100.0)

Net loss	$(4,233)	(17.9)	$(6,166)	(23.6)	$1,933	31.3

Three Months Ended November 2, 2002 (Third Quarter 2002), Compared To Three Months Ended November 3, 2001 (Third Quarter 2001)

        Net product sales were $7,914,000 in the current year third quarter ended November 3, 2002, compared to $8,487,000 for the corresponding prior year third quarter ended November 3, 2001. The $573,000 or 6.8% decrease in net sales was comprised of sales to franchisees of $574,000 or 42.6%, and other channels of $112,000 or 16.8%; offset by increase in direct marketing Successories sales of $113,000 or 1.7%. The net sales and operations of the retail 100% owned stores are reported separately as discontinued operations on the accompanying consolidated statements of operations and comprehensive loss.

        The Company's direct marketing Successories sales in the third quarter 2002 were 1.7% higher than prior year third quarter 2001. The Company increased it's overall catalog circulation in the current year third quarter 2002 by 22%, which was primarily in the prospect catalog circulation. As a result, in third quarter 2002 the direct marketing sales from catalogs mailed in the third quarter increased by 28% which was offset by a decrease in sales resulting from 16% fewer catalogs mailed in the first and second quarter 2002 in comparison to 2001. The decrease in sales to franchisees can be primarily attributed to 15 fewer stores in operation in the current year in comparison to prior year. The Company continues to refine the prospect catalog circulation strategy, aggressively target opportunities in niche markets and focus on increasing customer re-buy rates. The decrease in net sales in the other channels from year to year can be primarily attributed to the Company's decision made in first quarter 2002 to discontinue contract framing services for third party products, and one fewer joint venture retail store in operation in the current year; offset by increase in the sales of wholesale channel as a result of new customer sales.

        Gross margin increased in the current year third quarter 2002 to $4,279,000 from $4,192,000 in the prior year third quarter 2001. Even though sales declined, gross margin increased in the current year as a result of higher gross profit percentage. The improvement in gross profit is the result of change in channel sales mix and lower material costs. Also, the lower sales volume in the current year has not significantly impacted the fixed product costs per unit due to various manufacturing cost reduction efforts undertaken by the Company.

        Operating expenses decreased in the current year third quarter 2002 to $4,551,000 from $4,914,000 in the prior year third quarter 2001. The decrease in operating expenses from year to year of $363,000 is primarily in corporate payroll expenses related to workforce reductions initiated in the third quarter 2001 and the second quarter 2002, variable operating expenses as a result of lower sales volume, and due to certain additional charges recorded in the prior year third quarter related to severances and discontinuance of warehouse management system; offset by higher advertising costs in the current year third quarter as a result of increase in catalog circulation.

        In the second quarter 2002, the Company decided to take immediate steps to close all of its 100% owned retail stores and as a result began negotiating early lease terminations with the various landlords. In accordance with FASB No. 144, the Company has reflected separately the results of operations of the 100% owned retail stores as discontinued operations. During the third quarter 2002, the Company recorded $308,000 in disposal costs related to lease termination contracts. Subsequent to third quarter 2002, the Company entered into lease termination contracts at two stores and is in the process of pursuing early lease terminations at the remaining four stores. For the above mentioned four stores, the leases extend beyond the current fiscal year. Actual lease termination costs will be determined by the lease termination agreements negotiated with the landlords and could vary significantly if the Company cannot terminate lease agreements before their schedule maturity.

        The net loss was $990,000 in the current year third quarter 2002, compared to $1,771,000 in the corresponding prior year third quarter 2001. The loss from continuing operations improved from the prior year, in spite of lower sales volume, as a result of improved gross margin and streamlining of operating expenses.

Nine Months Ended November 2, 2002 (Year-To-Date 2002), Compared To Nine Months Ended November 3, 2001 (Year-To-Date 2001)

        Net product sales were $23,602,000 year-to-date for the nine months ended November 2, 2002, compared to $26,050,000 for the corresponding prior year nine months ended November 3, 2001. The $2,448,000 or 9.4% decrease in net sales was comprised of direct marketing Successories of $334,000 or 1.6%, sales to franchisees of $1,386,000 or 42.3%, and other channels of $728,000 or 30.8%. The net sales and operations of the 100% owned retail stores are reported separately as discontinued operations on the accompanying consolidated statements of operations and comprehensive loss.

        The decrease in direct marketing net sales of 1.6% is primarily due to a 5% reduction in catalog circulation in the current year. The circulation reduction reflects a refined catalog circulation strategy of increased customer catalog circulation and reduced prospect catalog circulation. The prospect catalog circulation was reduced in the first and second quarter of the current year due to lower response rates experienced in 2001. The refined catalog circulation strategy resulted in a positive impact to the operating profit of the direct marketing channel as a result of improved return on the catalog advertising costs. The Company has started to experience better response rates than the prior year for prospect catalogs and as a result increased circulation beginning in third quarter 2002 in comparison to the prior year third quarter. Internet sales, which are included in the direct marketing Successories channel, increased by 15.8% from year to year. Internet sales represented 26.8% of the total direct marketing sales in the current year and were 22.8% in the prior year. The Internet continues to be a significant marketing and sales opportunity for the Company. The decrease in sales to franchisees can be primarily attributed to 15 fewer stores in operation in the current year in comparison to prior year. The decrease in net sales in the other channels from year to year can be primarily attributed to the Company's decision made in the first quarter 2002 to discontinue contract framing services for third party products, and two fewer joint venture retail stores in operation in the current year.

        Gross margin decreased in the current year to $12,576,000 from $13,645,000 in prior year. The decrease in gross margin can be primarily attributed to a decline in net sales from year to year. The gross profit, as a percentage of net sales, was higher in the current year as a result of change in channel sales mix and lower material costs; offset by negative impact of product discounting in the first and second quarter of the current year in comparison to prior year. The Company continues to evaluate promotional and permanent discounting of various products to encourage consumer spending. The lower sales volume in the current year has not significantly impacted the fixed product costs per unit due to various manufacturing cost reduction efforts undertaken by the Company.

        Operating expenses decreased in the current year to $14,551,000 from $16,446,000 in the prior year. The decrease in operating expenses from year to year of $1,895,000 is primarily in catalog advertising costs due to reduced and refined catalog circulation, variable operating expenses as a result of lower sales volume, corporate payroll expenses related to workforce reductions instituted in the third quarter 2001 and the second quarter 2002, and due to certain additional charges recorded in the prior year related to bad debt reserves for franchisee related receivables and discontinuance of warehouse management system.

        In the current year income tax benefit, net, of $102,000 includes an income tax benefit of $106,000 related to income tax refund claims approved and received from amended state returns. In the prior year second quarter 2001, the Company recorded an income tax expense of $700,000 to increase the valuation allowance associated with the deferred tax asset balance. As a result of the challenging economic environment, the Company's management determined that the valuation allowance should be increased due to the reduced likelihood that all the benefits of the deferred tax asset related to the net operating loss (NOL) carryforwards would be fully utilized before they expire.

        In the second quarter 2002, the Company decided to take immediate steps to close all of its 100% owned retail stores and as a result began negotiating early lease terminations with the various landlords. In accordance with FASB No. 144, the Company has reflected separately the results of operations of the 100% owned retail stores as discontinued operations. During the nine months ended November 2, 2002, the Company recorded $1,030,000 in disposal costs related to lease termination contracts entered to-date and asset impairment charges for certain stores with negative cash flow projections anticipated through store closing date.

        In the prior year first quarter 2001, the Company recorded an extraordinary loss of $219,000 related to early debt extinguishment. As a result of pre-payment of the term loan and fixed rate loan with the Company's bank, the Company recorded an additional expense to write-off the unamortized debt discount associated with the term loan and fixed rate loan.

        In the current year the Company had a net loss of $4,233,000, in comparison to a net loss of $6,166,000 in the prior year. The improved operating results, in spite of lower sales volume, can be attributed to improved gross margin, the Company's efforts to streamline operating expenses and utilization of cost-effective marketing strategies to improve the operating results of the Company. For the nine months ended November 2, 2002, the Company's loss from continuing operations was reduced by 46.2%, even though, net sales declined by 9.4%.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on its revolving credit loan, to fund its cash requirements.

        Operating activities provided cash of $823,000 in the current year for the nine months ended November 2, 2002, compared to $1,391,000 in the prior year for the nine months ended November 3, 2001. The decrease in cash provided from operating activities can be attributed primarily to the net change in asset and liability balances from year to year, offset by improvement in operating results in the current year. The change in assets and liabilities balances was more significant in the prior year 2001 due to the decline in sales as a result of the downturn in the economy which was experienced starting in February 2001, therefore, receivables and inventory balances decreased due to sales decline, and payables balance increased with extending payment terms.

        Investing activities used cash of $3,000 for the nine months ended November 2, 2002, compared to used cash of $141,000 for the nine months ended November 3, 2001. The principal use of cash in investing activities is capital expenditures and the source of cash is proceeds from sales of property and equipment. The capital expenditures in prior year were primarily related to corporate computer systems upgrades and additional internet website costs. The Company's current credit facility limits capital expenditures to $1 million for the fiscal year.

        Financing activities provided cash of $338,000 for the nine months ended November 2, 2002, compared to used cash of $1,842,000 for the nine months ended November 3, 2001. Planned debt repayments on the term note and net repayments on the revolving credit loan were the principal uses of cash. Proceeds from net borrowings on the revolving credit loan were the primary source of cash. In the prior year first quarter 2001, the Company prepaid its term loan and fixed rate loan with the bank as planned in an effort to strengthen the Company's balance sheet and debt to equity position. The above noted loans had payment terms through June 2003.

        On June 13, 2002, the Company obtained an amendment to the credit facility to modify certain financial covenants which were retroactive to the first quarter ended May 4, 2002. In addition, the amendment adjusted the borrowing base and the revolver limits, prospectively. In connection with this amendment, the Company agreed to provide the bank the option to exchange the stock warrants previously issued to the bank in exchange for a success fee equal to 2% of the gross sales price, in the event that the Company is sold.

        On September 11, 2002, the Company obtained approval to extend the step down in maximum borrowings from $3,500,000 to $3,000,000 on the revolving credit loan from October 31, 2002 to January 1, 2003. The Company requested this extension to provide for adequate revolving credit loan availability for the payout of projected lease termination costs related to the 100% Company-owned retail stores, See Note 3 in the accompanying financial statements for further information.

        At November 2, 2002, the Company was in compliance with all the debt covenants of the credit facility agreement and the available borrowings on the revolving credit loan were $1,599,000. In the absence of the sale of the Company, but no later than the end of the fiscal year, the Company shall implement its plan to restructure and further reduce its expenses. The Company will continue discussions with its existing and new financing sources to replace its current credit facility which expires in June 2003. No assurance can be given that any restructuring plans undertaken by management will be successful or that the Company will be able to secure additional capital or borrowings on terms available to it or at all.

        The Company believes that internally generated funds and the credit facility, as discussed above, will be sufficient to meet its current operating needs, including funds required to close all of the 100% owned retail stores, fund debt service and make anticipated capital expenditures.

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

Most operating expenses are incurred evenly throughout the year, although some selling and administrative expenses are variable depending on sales, and direct marketing catalog advertising expenses as a percentage of sales are generally higher in the first calendar quarter due to more prospecting. The Company's quarterly operating results may also vary depending upon such factors as catalog mailings and the timing of new product introductions and promotions by the Company. Historically, the Company's cash requirements generally reach a seasonal peak in the second half of the fiscal year to finance increased inventory levels needed to meet the third and fourth quarter sales demand.

INFLATION

        The Company does not believe that inflation has had a material impact on its operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q report contains forward-looking statements which the Company believes are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the management team, management's long-term performance goals, channels, programs to reduce costs and enhance asset utilization, banking arrangement and terms, realization of deferred tax assets, as well as statements relating to the Company's operational and growth strategies. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-Q report. Potential risks and uncertainties include such factors as the financial strength of the economy, and the retail and catalog industries in general, changes in consumer confidence, the level of spending on motivational-type products, the competitive pricing environment within the markets that the Company distributes its products, the level of the Company's success in continuing to control costs and the Company's ability to increase certain margins through economies of scale. Additional risks and uncertainties include the Company's ability to develop and introduce successful new products, generate funds sufficient to meet its current operating and capital needs, sale of the Company, successfully exit the retail channel (100% Company-owned stores), and ability to extend its current or obtain a new credit facility. Investors are also directed to consider other risks and uncertainties discussed in the Company's public announcements, reports to shareholders and documents filed by the Company with the Securities and Exchange Commission, including but not limited to Reports on Forms 10-K, 8-K and 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect events or circumstances that may arise after the date on this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company uses variable rate debt, as described in Note 5 of the Notes to Consolidated Financial Statements. At November 2, 2002, principal exposed to interest rate risk is limited to $1,901,000 in variable rate debt. The variable rate debt level varies periodically, and the maximum borrowing allowed at November 2, 2002 was $3,500,000 and subsequent to January 1, 2003 will be limited to $3,000,000. The impact of a 1% change in interest rates on the variable rate debt is approximately $19,000. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada. The Company's exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace. The Company does not expect significant impact from foreign currency exchange rate risk. The Company's Canadian operations annual sales are approximately $2,000,000.

ITEM 4. CONTROLS AND PROCEDURES

a)
Evaluation of disclosure controls and procedures. The Company's Chief Executive and Chief Financial Officers have concluded, based on their evaluation within 90 days before the filing date of this quarterly report, that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) are effective to ensure that information required to be disclosed in the periodic reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)
Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of the previously-mentioned evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company was named as a defendant in a case filed by Pyramid Company of Buffalo ("Plaintiff"). Pyramid Company of Buffalo v Successories, Inc. (Index No. 2002-8509) was filed in the State of New York Supreme Court in the County of Erie on August 15, 2002. Plaintiff alleged that the Company entered into a lease agreement with Plaintiff and was in default under the lease agreement due to failure to pay rent. Plaintiff sought the sum of $9,415.27 as and for past due rents; all rents that may accrue; and such other and further relief as seems just and proper to the Court. The Company paid all past due rents sought and the parties are involved in settlement negotiations.

        The Company was named as a defendant in a case filed by EKLECCO L.L.C. ("Plaintiff"). EKLECCO L.L.C. v Successories, Inc. (Index No. 2002-5591) was filed in the State of New York Supreme Court in the County of Erie on August 14, 2002. Plaintiff alleged that the Company entered into a lease agreement with Plaintiff and was in default under the lease agreement due to failure to pay rent. Plaintiff sought the sum of $11,513.47 as and for past due rents; all rents that may accrue; and such other and further relief as seems just and proper to the Court. The Company paid all past due rents sought and the parties are involved in settlement negotiations.

        The Company was named as a defendant in a case filed by Pyramid Crossgates Company ("Plaintiff"). Pyramid Crossgates Company v Successories, Inc. (Index No. 2002-5653) was filed in the State of New York Supreme Court in the County of Erie on August 14, 2002. Plaintiff alleged that the Company entered into a lease agreement with Plaintiff and was in default under the lease agreement due to failure to pay rent. Plaintiff sought the sum of $10,992.96 as and for past due rents; all rents that may accrue; and such other and further relief as seems just and proper to the Court. The Company paid all past due rents sought and the parties are involved in settlement negotiations.

        The Company was named as a defendant in a case filed by Scottsdale Fashion Square Partnership ("Plaintiff"). Scottsdale Fashion Square Partnership v Celex Group, Inc. (now Successories, Inc.) (No. CV2002-016540) was filed in the Superior Court of the State of Arizona in the County of Maricopa. Plaintiff alleged that the Company entered into a lease agreement with Plaintiff and was in default under the lease agreement due to failure to pay rent. Plaintiff sought an order for immediate possession of the premises and all fixtures, trade fixtures, and tenant improvements; a writ of restitution; the sum of $17,231.46 for unpaid rent, accrued interest and late charges; interest on unpaid rent and late charges at the rate of 18% per annum; all rents that accrue with interest at the rate of 18% per annum, late charges at the rate of 5%, plus applicable rental tax thereon at the rate of 1.9%, court costs with interest thereon at the rate of 10% per annum; and such other further relief as the Court deemed just and proper. The parties settled the matter by entering into a Mutual Release and Cancellation of Lease Agreement dated November 8, 2002.

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

(b)
No reports on Form 8-K have been filed during the three months ended November 2, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUCCESSORIES, INC. (Registrant)
Date: December 17, 2002	By:	/s/ GARY J. ROVANSEK Gary J. Rovansek President, Chief Executive Officer and Director (Principal Executive Officer)
Date: December 17, 2002	By:	/s/ JOHN C. CARROLL John C. Carroll Senior Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

CERTIFICATION

        I, Gary J. Rovansek, President, Chief Executive Officer and Director of Successories, Inc., certify that:

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

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002	/s/ GARY J. ROVANSEK Gary J. Rovansek President, Chief Executive Officer and Director, (Principal Executive Officer)

CERTIFICATION

        I, John C. Carroll, Senior Vice President, Chief Financial and Chief Operating Officer of Successories, Inc., certify that:

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

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002	/s/ JOHN C. CARROLL John C. Carroll Senior Vice President, Chief Financial and Chief Operating Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant—Amended and Restated as of October 28, 1999(12)
3.2	By-laws of Registrant(9)
3.3	Amended and Restated Certificate of Designation of Series A and Series B Convertible Preferred Stock(10)
4.1	Specimen Common Stock Certificate(9)
4.2	Specimen Series A Convertible Preferred Stock Certificate(11)
4.3	Specimen Series B Convertible Preferred Stock Certificate(11)
10.1	Form of Franchising Agreement(9)
10.3	Successories, Inc. Amended and Restated Stock Option Plan(15)
10.4	Joint Venture Agreement with Morrison DFW, Inc. and related documents(1)
10.5	Indemnification Agreement dated April 7, 1999 between the Company and Arnold M. Anderson(8)

Indemnification Agreements in the form filed were also entered into by the Messrs. Seamas T. Coyle, Timothy C. Dillon, C. Joseph LaBonte, Steven B. Larrick, Michael H. McKee, Mervyn C. Phillips, Jr., Guy E. Snyder, Gary J. Rovansek, R. Scott Morrison, Jr., Jack Miller, Howard I. Bernstein, Larry A. Hodges, and Leslie Nathanson Juris.
10.6	Common Stock Option Agreement granted to Arnold M. Anderson and Incentive Stock Option Agreement granted to Arnold M. Anderson(2) *
10.7(a)	Employment Agreement with Arnold M. Anderson dated March 1, 1996(3) *
10.7(b)	Amendment to Employment Agreement with Arnold M. Anderson dated March 1, 1996(12) *
10.7(c)	Amendment to Employment Agreement with Arnold M. Anderson dated January 14, 1997(12) *
10.7(d)	Addendum to Employment Agreement with Arnold M. Anderson dated February 16, 2000(12) *
10.7(e)	Amendment to Employment Agreement with Arnold M. Anderson dated October 1, 2001(18) *
10.8	Employment Agreement with Michael H. McKee dated June 1, 1999(9) *
10.9	Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997(4)
10.10	First Amendment to Credit Agreement between the Company and The Provident Bank dated as of July 16, 1997(4)
10.11	Lease Agreement between LaSalle National Trust, N.A. as Trustee under Trust No. 120358 and Celex Group, Inc.(5)
10.12	Second Amendment to Credit Agreement between the Company and The Provident Bank dated as of May 14, 1998(5)
10.13	Third Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 1, 1998(6)
10.14	Employment Agreement with Gary Rovansek dated October 29, 1998(6)

10.15	Fourth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 28, 1999(8)
10.16	Warrants to Purchase Common Stock of the Company granted to Provident Financial Group, Inc. dated as of April 29, 1999(8)
10.17	Preferred Stock Purchase Agreement, dated as of May 28, 1999, by and among the Company and the investors(7)
10.18	Registration Rights Agreement, dated as of May 28, 1999, by and among the Company and the investors(7)
10.19	Preferred Stock Purchase Agreement, dated as of October 18, 1999, by and among the Company and the investors(10)
10.20	Amendment No. 1 to the Registration Rights Agreement, dated as of October 18, 1999, by and among the Company and the investors(10)
10.21	Fifth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 6, 2000(13)
10.22	Sixth Amendment to Credit Agreement between the Company and The Provident Bank dated as of August 28, 2000(14)
10.23	Joint Venture Agreement with Celebrating Excellence of Minnesota, Inc. and related documents(16)
10.24	Seventh Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 4, 2001(17)
10.25	Eighth Amendment to Credit Agreement between the Company and The Provident Bank dated as of December 3, 2001(18)
10.26	Ninth Amendment to Credit Agreement between the Company and the Provident Bank dated as of June 13, 2002(19)
10.27	Retention Agreement with Gary J. Rovansek dated August 20, 2002(19)
10.28	Retention Agreement with John C. Carroll dated August 20, 2002(19)
10.29	Retention Agreement with John F. Halpin dated August 20, 2002(19)
10.30	Retention Agreement with Michael McKee dated August 20, 2002(19)
10.31	Retention Agreement with Gregory J. Nowak dated August 20, 2002(19)
10.32	Tenth Amendment to Credit Agreement between the Company and the Provident Bank dated as of September 11, 2002 (filed herewith)
10.33	Retention Agreement with James W. Brintnall dated December 5, 2002 (filed herewith)
21.1	Subsidiaries of the Registrant (filed herewith)
99.1	Certification of Chief Executive Officer (filed herewith)
99.2	Certification of Chief Financial Officer (filed herewith)

*
Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit.

(1)
Previously filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

(2)
Previously filed with the Company's Annual Report on Form 10-K for the year ended February 3, 1996, and incorporated herein by reference.

(3)
Previously filed with the Company's Form 10-Q Report for the quarter ended August 3, 1996, and incorporated herein by reference.

(4)
Previously filed with the Company's Form 10-Q Report for the quarter ended November 1, 1997, and incorporated herein by reference.

(5)
Previously filed with the Company's Form 10-Q Report for the quarter ended May 2, 1998, and incorporated herein by reference.

(6)
Previously filed with the Company's Form 10-Q Report for the quarter ended October 31, 1998, and incorporated herein by reference.

(7)
Previously filed with the Company's Current Report on Form 8-K filed on June 10, 1999, reporting date of event June 7, 1999, and incorporated herein by reference.

(8)
Previously filed with the Company's Form 10-Q Report for the quarter ended May 1, 1999, and incorporated herein by reference.

(9)
Previously filed with the Company's Form 10-Q Report for the quarter ended July 31, 1999, and incorporated herein by reference.

(10)
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

(15)
Previously filed with the Company's Proxy Statement Schedule 14A filed on May 31, 2001, and incorporated herein by reference.

(16)
Previously filed with the Company's annual report on Form 10-K for the year ended February 3, 2001, and incorporated herein by reference.

(17)
Previously filed with the Company's Form 10-Q Report for the Quarter ended November 3, 2001, and incorporated herein by reference.

(18)
Previously filed with the Company's Form 10-K Report for the year ended February 2, 2002, and incorporated herein by reference

(19)
Previously filed with the Company's Form 10-Q Report for the quarter ended August 3, 2002, and incorporated herein by reference

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
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
  CERTIFICATION
INDEX TO EXHIBITS