Form 10-K
period 2003-02-01
SUCCESSORIES INC
filed 2003-05-02
CIK 911323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2003

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

Registrant’s telephone number, including area code: (630) 820-7200

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

Yes     ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                     ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐     No   ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on August 2, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last reported sale price on that date on the Nasdaq National Market of $0.90 per share, was approximately $8,775,656.

Registrant had 9,910,984 shares of its Common Stock outstanding as of April 30, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

None

*  Including rights related thereto

SUCCESSORIES, INC.

FORM 10-K

FISCAL YEAR ENDED FEBRUARY 1, 2003

PART I

Item 1.           Business

Overview

Successories, Inc., an Illinois corporation, (“Successories” or the “Company”) designs, manufactures and markets a diverse range of motivational and self-improvement products, most of which are the Company’s own proprietary designs. The Company’s products include distinctive lines of wall decor, desktop accessories, books and stationery, and personalized gifts and awards.  Successories’ personnel create proprietary art work and designs that can be used in conjunction with a wide variety of products.  The Company will also customize its products to fulfill customers’ special needs.

The Company’s products are currently marketed primarily under its Successories trade name through direct marketing (catalog, electronic commerce and telemarketing), joint venture retail stores, sales to franchisees, and wholesale distribution channels.  The Company’s products are marketed primarily to businesses.

The operating subsidiaries (the “Subsidiaries”) of the Company commenced operations in 1985.  In October 1990, Primus Development Group II Ltd. (“Primus”) acquired in excess of 90% of the stock of the Subsidiaries through a share exchange.  The Company was formed in October 1990 as a wholly-owned subsidiary of Primus and, in February 1992, Primus merged into the Company.  In March 1991 and April 1993, the Company acquired the remaining outstanding stock of the Subsidiaries through share exchanges.

Products

A majority of the Company’s sales are derived from proprietary products that have either been internally developed or designed, or individually customized.  The artwork used in the Company’s products is obtained from third parties through licensing rights.  All products are designed to have a positive motivational or self-improvement theme that can be used by businesses and institutions to reinforce important work themes to motivate and recognize employees, and as gifts at meetings and conventions.  The Company’s products also appeal to many individuals for both personal and professional motivation and for gifts.

The Company’s proprietary wall decor product line includes dramatic photography and other art developed, designed or customized in-house, and printed on high-quality coated paper stock with various motivational captions.  Company designers give each grouping of wall decor products a unique, uniform overall appearance, consistent visual themes, a range of predominant colors, and distinctive border design and lettering, thereby providing each grouping with a distinctive trade dress.  Framed art comes with various framing and matting options.  High-quality tempered glass is used for safety reasons and to protect against damage.  The Company’s wall decor includes framed and unframed lithographs in various sizes ranging from 16-inch by 20-inch to 20-inch by 36-inch.  The Company’s merchandise is categorized into the product “groupings” that convey a specific theme and trade dress.

The Company markets smaller versions (5-inch by 7-inch to 9-inch by 11-inch) of its wall decor as well as other products designed to be placed on desktops and countertops.  All desktop accessories contain motivational words and/or images.

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

The Company has four reportable segments:  Direct Marketing, 100% Company-owned retail stores - See Note 3 to the Consolidated Financial Statements “Discontinued Operations,” sales to Franchisees, and other segments  (Wholesale, Contract Framing and Joint Venture Retail Stores).  See Note 13 to the Company’s consolidated financial statements included in this report for certain financial information regarding these segments.

Sales and Marketing

The Company currently generates revenue through direct marketing, joint venture retail stores, franchise stores, wholesale distribution, list rental and licensing agreements.  Customers are categorized as follows:

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

•                                          teachers and administrative staff in educational organizations

•                                          entrepreneurial buyers including small business owners, home office businesses and sales professionals

•                                          consumers who are primarily purchasing the Company’s products for themselves or as a gift

The Company believes that the optimal way to reach its diverse customer base is to market its products through several distribution channels.  In addition, the Company believes that its different distribution channels provide numerous benefits in cross-marketing.

The Company’s revenue base is comprised of a wide range of customers including Fortune 500 companies, mid-sized and small businesses, corporate management personnel, governmental and institutional, and retail customers.  No individual customer accounted for more than 10% of the Company’s net sales during the fiscal year ended February 1, 2003.  The Company emphasizes customer service to achieve its goal of producing a high level of customer satisfaction.

Direct Marketing

Through the use of its catalogs, the Company targets sales managers, business executives, meeting planners, human resource managers, corporate training managers and educators who have purchased or shown a willingness to purchase the Company’s products in the past.  In addition, the Company is constantly prospecting for new customers by mailing its catalogs to prospective customers who have favorable demographic profiles or purchasing patterns.  The Company maintains a large proprietary in-house database.  Building on this foundation, the Company maintains an ongoing prospecting effort by testing various mailing lists and evaluating the recipients’ responsiveness to the Company’s product offerings.  A group of corporate sales representatives handle larger corporate accounts.

The Company’s Successories catalog features the entire line of the Company’s proprietary products and some third-party products.  The two types of catalogs currently being mailed are a 64/72-page version mailed to existing customers and catalog requesters, and a 40-page version mailed to prospective customers whose names have been obtained from rented mailing lists.  When a prospective customer makes an initial purchase, they are subsequently sent a 64/72-page catalog using selection criteria based on purchase history.  The Company also mails a separate 48-page recognition awards catalog offering a wide range of proprietary awards and gifts that can be engraved or personalized, a specialized 40-page educational catalog for school administrators, and a 24/32-page clearance catalog.  During the fiscal year ended February 1, 2003, the Company mailed approximately 14 million Successories catalogs.

The Company has an interactive Internet website, www.successories.com.  Visitors to the website are able to view product offerings and place orders for products featured in the Company’s catalogs.  Customer interest in the website has steadily increased.  Internet orders during the fiscal year ended February 1, 2003 increased 14.5% in comparison to the prior fiscal year.  The Company believes the Internet offers a significant marketing and sales opportunity.  Successories products are also marketed through the Skymall catalogs circulated on various airlines.

Retail

The Company-owned retail locations consisted of stores and temporary locations located in shopping malls.  The Company’s stores were introduced in early 1991.  As of February 1, 2003, the Company closed all of its 100% Company-owned stores - See Note 3 to the Consolidated Financial Statements “Discontinued Operations.”  The following table shows the number of Company-owned retail and joint venture locations that were opened, closed, converted from franchise, converted to franchise, and in operation for each of the last three fiscal years.

Fiscal Year Ended	Opened	Closed	Converted from Franchise	Converted to Franchise	In Operation at End of Fiscal Year
February 1, 2003	0	22	0	0	2	*
February 2, 2002	0	4	3	0	24
February 3, 2001	2	2	0	0	25

*As of February 1, 2003, the Company has 2 joint venture retail stores in Minnesota and Texas.  The joint venture retail stores typically carry many of the Company’s proprietary products and also a variety of non-proprietary products purchased from outside vendors.

Wholesale

The Company sells products to a number of wholesale customers.  Wholesale customers include other direct marketing distributors and distributors who have acquired distribution rights for the Company’s products in the United Kingdom and South Africa.

The Company also licenses some of its proprietary designs to third parties for use in their products for which the Company receives licensing revenue.  These third parties generally market office supply products.

Franchise

As of February 1, 2003, there were 23 franchised retail stores.  The following table shows the number of franchised stores that were opened, closed, converted to Company-owned, converted from Company-owned and in operation for each of the last three fiscal years.

Fiscal Year Ended	Opened	Closed	Converted to Company-Owned	Converted from Company-Owned	In Operation at End of Fiscal Year
February 1, 2003	0	12	0	0	23
February 2, 2002	2	14	3	0	35
February 3, 2001	6	14	0	0	50

The franchisee purchases for resale Company manufactured products or products from third parties that are subject to Company approval.  Due to the proprietary nature of most of the Company’s products, the Company is the only available source for many products sold by franchisees.  Product sales to franchisees are typically made at a discount from retail or at product cost plus a certain percentage.

All franchisees must comply with Company-established operational policies and procedures relating to, among other things, quality of service, training, design and decor of stores, and trademark usage.  The Company retains the right to receive an assignment of leasehold interest if the franchisee fails to comply with the Company’s operational policies and procedures or upon expiration of the franchise agreement.  The Company reviews all proposed franchise store locations and reserves the right to review the lease terms.  The Company provides franchisees with training which focuses on the various aspects of store management, including marketing fundamentals, and product knowledge.

Franchisees currently pay a monthly royalty to the Company of 2% of franchise gross sales.  The Company temporarily suspended the 2% royalty fee, from July 2002 through January 2003, in order to assist the franchisees in weathering the current difficult retail and economic climate.  The franchise agreements have an initial term of five years with a renewal option for three additional successive terms of five years each.  The agreements also provide the Company with the right to purchase the franchisee’s store assets upon termination or expiration of the franchise agreement, and a right of first refusal if the franchise is to be sold.  The franchisee must obtain the Company’s approval in all instances prior to the sale of a franchised store.  The franchise agreement is granted for the operation of a single retail store at a specified location.  The Company reserves certain rights to sell products through other channels of distribution distinct from that of a franchised retail business.

Manufacturing, Order Fulfillment and Distribution

The Company’s manufacturing operations consist primarily of framing, product-engraving, and hot-stamping and silk screening.  The Company mounts and assembles its framed wall and desk decor in-house and has developed a special packaging system designed to reduce the risk of breakage in shipping.  The Company uses the services of third party vendors to manufacture some of the motivational products, primarily desktop accessories, books and stationery.

Generally, the Company’s catalog customers may choose to have their orders sent via ground shipment (7 - 10 days), economy (4 - 6 days), express (2 - 3 days) or next day shipment.  The Company’s manufacturing operations and order fulfillment capabilities enable it to accommodate last-minute orders for a variety of products, and to produce samples of products for existing and potential customers.  These capabilities further enable the Company to produce and test products before inclusion in the distribution channels.

The Company depends upon outside suppliers for many items such as mugs, stationery and components for framing, all of which are readily available from a number of suppliers.  In addition, the Company outsources its film work and printing, although its creative staff works closely with outside film houses and printers to assure that all work is done to the Company’s specifications and satisfaction.

Seasonality

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality.”

Competition

The industry supplying motivational, self-improvement and custom awards is highly competitive and fragmented.  The Company competes principally on the basis of product exclusivity, selection, quality, name recognition and price of its products.  The Company believes that the proprietary products it offers provide a competitive advantage in its merchandising offering.

Trademarks and Service Marks

The Company owns a federal registration for the service mark “Successories” in International Classes 16 and 42 on the Principal Register of the United States Patent and Trademark Office (“PTO”).  The Company believes the use of the service mark Successories is important in establishing and maintaining its reputation and is committed to protecting this service mark by vigorously challenging any unauthorized use.

Although many of the quotations and other art work used by the Company are in the public domain and are not individually protectable under copyright and trademark laws, the Company continually endeavors to protect its products by giving its products a distinctive trade dress.

Employees

As of February 1, 2003, the Company employed 148 persons, of whom 136 were employed full time.  Of this total, 134 were employed at the corporate headquarters in marketing, manufacturing, order fulfillment and administrative capacities, and 14 were field personnel, store managers or store personnel.  In addition, the Company uses contracted labor to meet its seasonal demands.  The Company is not a party to any collective bargaining agreements and has not experienced a strike or work stoppage.  The Company believes that its employee relations are good.

Available Information

The Company’s Internet address is www.successories.com.  The Company makes available at this address, free of charge, its annual report on Form 10-K, its annual reports to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed, or furnished to, the SEC.

Item 2.           Properties

The Company leases its corporate office and manufacturing/warehouse facility in Aurora, Illinois, under the terms of a lease agreement which expires in July 2009.  The lease is for approximately 20,000 square feet of office space and 110,000 square feet of manufacturing/warehouse space.

The Company leases both the joint venture retail stores from property owners under terms typical to enclosed shopping malls.  Lease terms for the joint venture stores run through January 31, 2005 and October 31, 2009.  None of the Company’s store leases are individually material to the operations of the Company.

Item 3.           Legal Proceedings

The Company was named as a defendant in a case filed by Pyramid Company of Buffalo (“Plaintiff”). Pyramid Company of Buffalo v Successories, Inc. (Index No. 2002-8509) was filed in the State of New York Supreme Court in the County of Erie on August 15, 2002.  Plaintiff alleged that the Company entered into a lease agreement with Plaintiff and was in default under the lease agreement due to failure to pay rent.  Plaintiff sought the sum of $9,415.27 as and for past due rents; all rents that may accrue; and such other and further relief as seems just and proper to the Court.  The parties settled the matter by entering into a Termination and Release Agreement dated January 31, 2003.

The Company was named as a defendant in a case filed by EKLECCO L.L.C. (“Plaintiff”). EKLECCO L.L.C. v Successories, Inc. (Index No. 2002-5591) was filed in the State of New York Supreme Court in the County of Erie on August 14, 2002.  Plaintiff alleged that the Company entered into a lease agreement with Plaintiff and was in default under the lease agreement due to failure to pay rent.  Plaintiff sought the sum of $11,513.47 as and for past due rents; all rents that may accrue; and such other and further relief as seems just and proper to the Court. The parties settled the matter by entering into a Termination and Release Agreement dated January 31, 2003.

The Company was named as a defendant in a case filed by Pyramid Crossgates Company (“Plaintiff”).  Pyramid Crossgates Company v Successories, Inc. (Index No. 2002-5653) was filed in the State of New York Supreme Court in the County of Erie on August 14, 2002.  Plaintiff alleged that the Company entered into a lease agreement with Plaintiff and was in default under the lease agreement due to failure to pay rent.  Plaintiff sought the sum of $10,992.96 as and for past due rents; all rents that may accrue; and such other and further relief as seems just and proper to the Court. The parties settled the matter by entering into a Termination and Release Agreement dated January 31, 2003.

The Company was named as a defendant in a case filed by Scottsdale Fashion Square Partnership (“Plaintiff”).  Scottsdale Fashion Square Partnership v Celex Group, Inc. (now Successories, Inc.) (No. CV2002-016540) was filed in the Superior Court of the State of Arizona in the County of Maricopa.  Plaintiff alleged that the Company entered into a lease agreement with Plaintiff and was in default under the lease agreement due to failure to pay rent.  Plaintiff sought an order for immediate possession of the premises and all fixtures, trade fixtures, and tenant improvements; a writ of restitution; the sum of $17,231.46 for unpaid rent, accrued interest and late charges; interest on unpaid rent and late charges at the rate of 18% per annum; all rents that accrue with interest at the rate of 18% per annum, late charges at the rate of 5%, plus applicable rental tax thereon at the rate of 1.9%, court costs with interest thereon at the rate of 10% per annum; and such other further relief as the Court deemed just and proper.  The parties settled the matter by entering into a Mutual Release and Cancellation of Lease Agreement dated November 8, 2002.

Except as noted above, there are no other material pending legal proceedings against the Company.  The Company is, however, at times involved in routine litigation arising in the ordinary course of its business and, while the results of such proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.           Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is quoted on the Over The Counter Bulletin Board (OTCBB, under the symbol "SCES.OB").  The following table sets forth the high and low bid prices for the Company’s common stock as reported by the Nasdaq National Market through August 2, 2002 and subsequently by the OTCBB, for the applicable periods shown.

	High	Low
Fiscal Year Ended February 1, 2003
First Quarter	$1.23	$0.50
Second Quarter	1.05	0.33
Third Quarter	0.90	0.10
Fourth Quarter	0.35	0.14

Fiscal Year Ended February 2, 2002
First Quarter	$2.35	$1.06
Second Quarter	2.00	1.41
Third Quarter	1.41	0.36
Fourth Quarter	1.00	0.21

The above noted high and low bid prices do not necessarily represent actual sale prices for the Company’s common stock.

As of March 31, 2003, the number of holders of record of the Company’s common stock was approximately 545, and there were approximately 396 beneficial owners of the Company’s common stock.

The Company has never declared or paid any cash dividends on its common stock.  The Company currently intends to retain its earnings to finance future growth and therefore has no present intention of paying cash dividends on its common stock in the foreseeable future.  Under the Company’s current credit facility with The Provident Bank, the payment of cash dividends on common and preferred stock by the Company is prohibited, except, cash dividends on preferred stock are allowed under certain conditions.

On April 25, 2002, the Company received notification from NASDAQ with regards to the Company’s noncompliance with the listing requirements under NASDAQ Marketplace Rules 4450(a)(2) and 4450(a)(5) (the “Rules”), respectively.  For 30 consecutive trading days, the Company’s common stock did not maintain a minimum market value of publicly held shares (“MVPHS”) of at least $5,000,000 and a minimum bid price per share of at least $1.00 as required for continued inclusion on the NASDAQ National Market under the Rules.  In accordance with the Rules, the Company was provided 90 calendar days, or until July 24, 2002 to become compliant.  At July 24, 2002, the Company was not in compliance with the NASDAQ rules and accordingly the Company’s common stock was delisted at the opening of business on August 2, 2002.  Beginning on August 2, 2002, the Company’s stock is quoted on OTC Bulletin Board.

Item 6.           Selected Financial Data

Set forth below is selected consolidated financial data for the Company as of and for each of the last five fiscal periods.  Certain prior year amounts have been reclassified to conform with the current year presentation.

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001	January 29, 2000	January 30, 1999
	(In thousands, except share and per share data)
Statement of Operations Data:
Net product sales	$32,134	$34,996	$44,830	$41,083	$39,700
(Loss) income from continuing operations	$(2,277)	$(8,546)	$218	$981	$(4,833)
Net (loss) income	$(5,103)	$(10,804)	$430	$(1,127)	$(7,336)
Preferred stock dividends and accretion	$218	$220	$223	$101	$—
(Loss) income available to common stockholders	$(5,321)	$(11,024)	$207	$(1,228)	$(7,336)
(Loss) income per share – basic and diluted	$(0.56)	$(1.19)	$0.03	$(0.18)	$(1.08)
Weighted-average number of common shares outstanding	9,490,127	9,241,355	7,664,215	6,927,668	6,768,929

Balance Sheet Data:
Total assets	$10,725	$15,961	$28,791	$31,029	$35,308
Total liabilities	$3,490	$3,296	$3,182	$6,010	$8,243
Total debt	$1,131	$1,483	$3,610	$7,605	$11,821
Total stockholder’s equity	$6,104	$11,182	$21,999	$17,414	$15,244

Cash Flow Data:
Net (decrease) increase in cash	$(13)	$(1,866)	$1,529	$(376)	$(136)

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On February 13, 2003, the Company announced that it had entered into a definitive merger agreement with S.I. Acquisition LLC, an Illinois limited liability company formed principally for the benefit of Jack Miller, the Company’s Chairman, members of his family and Howard I. Bernstein, a Board Member of the Company.  The merger agreement provides that, at the closing of the merger, each outstanding share of the Company’s common stock will convert into the right to receive $0.30, and each outstanding share of the Company’s Series B preferred stock will convert into the right to receive $15 (the stated value of each share of Series B preferred stock) plus all accrued and unpaid dividends in cash (other than Company Series B convertible preferred stock owned by S.I. Acquisition).  As a result of the merger, the Company will become a privately held company and its common stock will no longer be quoted on the OTCBB.  Accordingly upon closing, the registration of the Company’s common stock under the Securities Exchange Act of 1934, as amended, will terminate.  After the merger, the Company will continue to operate from its headquarters in Aurora, Illinois.  The Company may terminate the merger agreement if it receives an acquisition proposal that is superior to the current transaction.  Upon such termination, the Company would reimburse S.I. Acquisition for its expenses, not to exceed $150,000.  The closing of the merger is subject to various conditions, including shareholder approval.  The Company will solicit shareholder approval by means of a proxy statement.  Preliminary proxy materials were filed with the Securities and Exchange Commission (SEC) on March 7, 2003.  The Company is in the process of responding to comments from the SEC and anticipates filing and mailing definitive proxy materials to shareholders in the second quarter of 2003.  There can be no assurance that the merger will be consummated.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Successories designs, manufactures and markets a diverse range of motivational and self-improvement products, most of which are the Company’s own proprietary designs.  The Company’s products include distinctive lines of wall decor, desktop accessories, books and stationery, and personalized gifts and awards.  Successories’ personnel create proprietary art work and designs that can be used in conjunction with a wide variety of products.  The Company will also customize products to fulfill customers’ special needs.

The Company’s products are marketed primarily under its Successories trade name through direct marketing (catalog, electronic commerce and telemarketing), retail channel (100% Company-owned stores) -See Note 3 to the Consolidated Financial Statements “Discontinued Operations,” sales to franchisees and wholesale distribution.  Although the Company utilizes multiple distribution channels for its products, the Company’s products have similar purposes and uses in each channel of distribution.  The profitability varies among products and distribution channels.  The Company utilizes its facilities interchangeably for each distribution channel.  Furthermore, the marketing channels are directed at a customer base located primarily in North America.  In addition, starting in fiscal 2000, the Company generated revenue from providing framing services to outside corporate businesses on a contract fee basis.

During the year ended February 1, 2003, the Company closed all of its retail 100% Company-owned stores – See Note 3 to the Consolidated Financial Statements “Discontinued Operations.”  The results of operations and costs incurred through the year ended February 1, 2003 associated with the Company’s plan to close the 100% owned retail stores have been reflected as discontinued operations in the accompanying consolidated financial statements.  At the end of the first quarter in fiscal 2002, the Company discontinued contract-framing services for third party products, which accounted for a loss of $79,000 on $873,000 of net sales in fiscal 2001.  Any future contract framing services shall be limited primarily to large and multiple unit production runs.

The Company will continue its primary focus on sales growth in the direct marketing channel, support of its current franchises and joint venture retail stores, and servicing its current wholesale business customers.

For the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001, net product sales for the various distribution channels, as a percentage of total net product sales, were as follows:

	Fiscal Year Ended February 1, 2003	Fiscal Year Ended February 2, 2002	Fiscal Year Ended February 3, 2001

Direct marketing	73.0%	64.8%	63.0%
Retail 100% Company-owned stores	13.9%	17.3%	15.9%
Sales to franchisees	6.9%	9.9%	12.1%
Other segments	6.2%	8.0%	9.0%

The gross profit margins for the direct marketing and retail channels vary due to differences in product mix and volume discounts based on order size.  The gross profit margin for sales to the franchisee channel is lower than the direct marketing and retail channels since these sales are generally made at a significant discount from retail price.

Critical Accounting Policies

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

During the year ended February 1, 2003 and February 2, 2002, based on the Company’s financial performance in the past few years and the challenging economic environment that has negatively impacted the Company’s operating results, the Company’s management determined that the valuation allowance should be increased to fully reserve the deferred tax asset. The valuation of the deferred taxes is a significant estimate.  See Note 11 to the Consolidated Financial Statements, for further information.

The allowance for doubtful accounts related to accounts and notes receivable is estimated by management, and is based on specific information about customer accounts, past loss experience and general economic conditions.

Results of Operations

The following table sets forth the results of operations for the last three fiscal years and the change from the previous year, as taken from the Company’s consolidated statements of operations.  The Company’s fiscal year 2002 consisted of the 52 weeks ended February 1, 2003.  The Company’s fiscal year 2001 consisted of the 52 weeks ended February 2, 2002.  The Company’s fiscal year 2000 consisted of the 53 weeks ended February 3, 2001.  Information for the fiscal years ended February 2, 2002 and February 3, 2001 has been adjusted to reflect the classification of the 100% Company-Owned retail stores as discontinued operations.

	Fiscal Years Ended
	February 1, 2003		February 2, 2002		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Net product sales	$32,134	100.0%	$34,996	100.0%	$(2,862)	(8.2)%
Cost of goods sold	15,774	49.1	18,048	51.6	(2,274)	(12.6)
Gross profit on product sales	16,360	50.9	16,948	48.4	(588)	(3.5)
Fees, royalties and other income	969	3.0	1,059	3.0	(90)	(8.5)
Gross margin	17,329	53.9	18,007	51.4	(678)	(3.8)
Operating expenses	19,487	60.6	21,379	61.0	(1,892)	(8.8)
Loss from continuing operations before other expenses and taxes	(2,158)	(6.7)	(3,372)	(9.6)	1,214	36.0
Interest and other expenses	(221)	(0.7)	(301)	(0.9)	(80)	(26.6)
Loss from continuing operations before income taxes	(2,379)	(7.4)	(3,673)	(10.5)	1,294	35.2
Income tax expense (benefit)	(102)	(0.3)	4,873	13.9	(4,975)	(102.1)
Loss from continuing operations	(2,277)	(7.1)	(8,546)	(24.4)	6,269	73.3
Loss from discontinued operations	(2,826)	(8.8)	(2,039)	(5.9)	(787)	(38.6)
Extraordinary Loss	—	—	(219)	(0.6)	219	100.0%
Net loss	$(5,103)	(15.9)%	$(10,804)	(30.9)%	$5,701	52.8%

	Fiscal Years Ended				Increase (Decrease)
	February 2, 2002		February 3, 2001
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Net product sales	$34,996	100.0%	$44,830	100.0%	$(9,834)	(21.9)%
Cost of goods sold	18,048	51.6	21,226	47.3	(3,178)	(15.0)
Gross profit on product sales	16,948	48.4	23,604	52.7	(6,656)	(28.2)
Fees, royalties and other income	1,059	3.0	1,288	2.9	(229)	(17.8)
Gross margin	18,007	51.4	24,892	55.6	(6,885)	(27.6)
Operating expenses	21,379	61.0	22,648	50.6	(1,269)	(5.6)
(Loss) income from continuing operations before other expenses and taxes	(3,372)	(9.6)	2,244	5.0	(5,616)	(250.3)
Interest and other expenses	(301)	(0.9)	(1,725)	(3.8)	(1,424)	(82.6)
(Loss) income from continuing operations before income taxes	(3,673)	(10.5)	519	1.2	(4,192)	(807.7)
Income tax expense (benefit)	4,873	13.9	301	0.7	4,572	1,518.9
(Loss) income from continuing operations	(8,546)	(24.4)	218	0.5	(8,764)	(4,020.2)
(Loss) income from discontinued operations	(2,039)	(5.9)	212	0.5	(2,251)	(1,061.8)
Extraordinary loss	(219)	(0.6)	—	—	(219)	(100.0)%
Net loss	$(10,804)	(30.9)%	$430	1.0%	$(11,234)	(2,612.6)%

Year Ended February 1, 2003 (Fiscal 2002), Compared to Year Ended February 2, 2002
(Fiscal 2001)

Net product sales were $32,134,000 for year ended February 1, 2003, compared to $34,996,000 for the prior year ended February 2, 2002. The $2,862,000 or 8.2% decrease in net sales is comprised of direct marketing Successories of $172,000 or 0.6%, sales to franchisees of  $1,632,000 or 38.8%, and other channels of $1,058,000 or 31.5%.

The overall direct marketing sales in fiscal 2002 were comparable to fiscal 2001.  The total catalogs mailed in fiscal 2002 and fiscal 2001 were approximately 14 million. However, catalog circulation strategy in fiscal 2002 was refined to increase customer catalog circulation and reduce prospect catalog circulation.  The prospect catalog circulation was reduced in the first half of the year in fiscal 2002 due to lower response rates experienced in 2001. The refined catalog circulation strategy resulted in a positive impact to the operating profit of the direct marketing channel as a result of improved return on the catalog advertising costs.  In the last half of the year in fiscal 2002, the Company started to experience better response rates than the prior year for prospect catalogs and as a result increased catalog circulation beginning in third quarter 2002. Internet sales, which are included in the direct marketing channel, increased by 14.5% from year to year.  Internet sales represented 27.5% of the total direct marketing channel sales in the current year and were 23.9% in the prior year. The Internet continues to be a significant marketing and sales opportunity for the Company. The decrease in sales to franchisees can be primarily attributed to 12 fewer stores in operation in the current year in comparison to prior year. The decrease in net sales in the other channels from year to year can be primarily attributed to the Company’s decision made in the first quarter 2002 to discontinue contract framing services for third party products, and two fewer joint venture retail stores in operation in the current year.

Gross margin decreased in the current year to $17,329,000 from $18,007,000 in prior year.  The decrease in gross margin can be attributed to a decline in sales offset by improvement in gross profit, as a percentage of sales, from year to year.  The gross profit, as a percentage of net sales, improved to 50.9% in the current year from 48.4% in the prior year. The improvement in gross profit can be attributed to change in channel sales mix, lower material costs and improved manufacturing labor productivity; offset by negative impact of product discounting in the current year to encourage consumer spending and higher fixed product costs per unit due to lower units sales volume in fiscal 2002.

Operating expenses decreased in the current year to $19,487,000 from $21,379,000 in prior year.  In fiscal 2002, the operating expenses included additional charges of $882,000 related to bad debt reserves for franchisees related receivables, corporate personnel severance, and legal and consulting costs related to strategic alternatives.  In the second quarter of fiscal 2002, the Company instituted a workforce reduction, in efforts to streamline operating expenses, which is expected to provide annualized payroll expense savings of approximately $1,000,000 going forward.  In fiscal 2001, the operating expenses included additional charges of $883,000 related to bad debt reserves for franchisees related receivables, discontinuance of a warehouse management system enhancement project and corporate personnel severance. The operating expenses decreased from year to year as a result of lower variable operating expenses with decline in sales volume, and continued management efforts to reduce corporate administrative expenses.

In the current fiscal year 2002 a net income tax benefit of $102,000 was recorded for the income tax refund claims approved and received from amended state returns for previous years.  During fiscal 2002 and fiscal 2001, based on the Company’s financial performance in the past few years and the current challenging economic environment, the Company’s management increased the valuation allowance associated with the deferred tax assets due to the reduced likelihood that all the benefits of the deferred tax asset related to the net operating loss (NOL) carryforwards would be fully utilized before they expire.  In fiscal 2002 and fiscal 2001, the valuation allowance was increased to fully reserve for the deferred tax assets.  The Company recorded an income tax expense of $4,873,000 in fiscal 2001 to increase the valuation allowance associated with the deferred tax asset.

In the second quarter 2002, the Company decided to take immediate steps to close all of its 100% owned retail stores and as a result began negotiating early lease terminations with the various landlords.  At year-end February 1, 2003, all of the 100% Company-owned retail stores were closed.  In accordance with FASB No. 144, the Company has reflected separately the results of operations of the 100% owned retail stores as discontinued operations.

In the current year, the Company had a net loss of $5,103,000, in comparison to a net loss of $10,804,000 in the prior year.  The decrease in net loss is primarily due to improved operating results from continuing operations before income taxes in the current year and income tax expense incurred in the prior year.  The improved operating results from continuing operations, in spite of lower sales volume, can be attributed to improved gross margin, the Company’s efforts to streamline operating expenses and utilization of cost-effective marketing strategies to improve the operating results of the Company.

Year Ended February 2, 2002 (Fiscal 2001), Compared to Year Ended February 3, 2001
(Fiscal 2000)

Net product sales were $34,996,000 for year ended February 2, 2002, compared to $44,830,000 for the prior year ended February 3, 2001.  The $9,834,000 or 21.9% decrease in net sales is comprised of direct marketing of $6,187,000 or 18.4%, sales to franchisees of  $2,265,000 or 35.0%, and other channels of $1,382,000 or 29.1%.

In the fiscal year 2001, the decrease in net product sales across the channels can be primarily attributed to the challenging economic business environment.  Direct marketing sales starting in the second quarter of fiscal 2001 were further impacted by a planned reduction in prospect catalog circulation in light of lower response rates experienced as a result of the economic slow-down. The Company’s direct marketing efforts focused on aggressively targeting opportunities in niche markets and refining marketing strategies focused on increasing sales from its existing customer base and acquiring new customers.  Internet sales, which are included in the direct marketing channel, increased to 23.9% in fiscal 2001 compared to 17.9% in fiscal 2000.  The sales to franchisees were impacted by fewer stores in operation in fiscal 2001 – 35 in fiscal 2001 versus 50 in the prior year. The decrease in sales from other channels is primarily due to loss of sales in contract framing and fewer joint venture stores in operation, compared to the prior year.  The decline in sales in contract framing was due to a major customer in fiscal 2000 who was no longer in business in fiscal 2001.

Gross margin decreased in fiscal 2001 to $18,007,000 from $24,892,000 in fiscal 2000.  The decrease in gross margin can be primarily attributed to a decrease in sales volume and a decline in gross profit, as a percentage of net sales, to 48.4% in fiscal 2001 from 52.7% in fiscal 2000.  The decline in gross profit percentage can be attributed to increased promotional discounting undertaken in fiscal 2001 to encourage consumer spending.  In addition, the gross profit percentage was lower as a result of higher fixed production costs per unit resulting from lower units sales volume being generated through the manufacturing facility in fiscal 2001.  The decline in fees, royalties and other income in fiscal 2001 was also negatively impacted by the challenging economic environment.

Operating expenses decreased in fiscal 2001 to $21,379,000 from $22,648,000 in the prior year.  The operating expenses for fiscal 2001 included additional charges of $883,000.  The additional charges related to bad debt reserves for franchisee related receivables; discontinuance of a warehouse management system enhancement project due to lower than anticipated production volumes; and severance payments related to the reduction in workforce instituted during the third quarter. The variable operating expenses decreased from year to year with the decline in net product sales. The operating expenses excluding additional charges, as a percentage of net sales, increased in fiscal 2001 to 58.6% from 50.6% in fiscal 2000 as a result of fixed operating expenses being spread over a lower sales volume base.

In the fiscal year 2001, the Company recorded an income tax expense of $4,873,000 to increase the valuation allowance to fully reserve for the deferred tax asset balance. As a result of the challenging economic environment which negatively impacted the operating results for fiscal 2001, the Company’s management has taken a conservative approach due to the reduced likelihood that all the benefits of the deferred tax asset related to the net operating loss (NOL) carryforwards and other temporary differences would be fully utilized before they expire.

In the fiscal year 2001, the Company recorded an extraordinary loss of $219,000 related to early debt extinguishment. As a result of pre-payment of the term loan and fixed rate loan with the Company’s bank, the Company recorded an additional expense to write-off the unamortized debt discount associated with the term loan and fixed rate loan.

In fiscal year 2001, the Company had a net loss of $10,804,000 in comparison to a net income of $430,000 in the prior fiscal year 2000.  The decline in net income in the current year can be primarily attributed to the decline in gross margin and additional charges recorded to operating expenses as a result of decline in sales volume due to economic downturn, a significant loss incurred in discontinuing operations, income tax expense recorded to increase the valuation allowance associated with the deferred tax asset, and extraordinary loss recorded for the early extinguishment of debt, offset by a decrease in interest expense due to lower outstanding debt balance.

Liquidity and Capital Resources

The Company’s ongoing cash requirements are for working capital, capital expenditures and debt service. The Company expects to rely on cash generated from its operations, supplemented by borrowings available on the revolving credit loan, to fund it’s cash requirements.

Operating activities provided cash of $2,107,000, $929,000 and $1,261,000 in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.  The increase in cash flow from operating activities in fiscal 2002 in comparison to fiscal 2001 can be attributed primarily to the improvement in operating results in the current year and the net change in asset and liability balances from year to year.  As a result of decline in net sales, accounts receivable and inventory balances decreased, and accounts payable and accrued expenses balances increased with extending payment terms.  The decrease in cash flow from operating activities in fiscal 2001 in comparison to fiscal 2000 can be primarily attributed to a reduction in cash flow from operating results, offset by a decrease in accounts receivable and inventory, and an increase in accounts payable and accrued expenses.

Investing activities used cash of $5,000, $211,000 and $337,000 in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.  The principal use of cash was capital expenditures.  The principal source of cash was proceeds from notes receivable issued in connection with sale of property and equipment.  In fiscal 2002, the Company expended funds for Internet website development, and equipment replacement and upgrades.  In fiscal 2001, the Company expended funds primarily for Internet website development, fixed assets upgrades, and equipment replacements and upgrades.  In fiscal 2000, the Company expended funds primarily for the Internet website development, new distribution software (subsequently not implemented and costs written-off in fiscal 2001), and equipment replacement and upgrades.  Currently, the Company’s credit facility limits annual capital expenditures to $1 million.

Financing activities used cash of $522,000, $2,342,000 and $298,000 in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.  The principal uses of cash were scheduled repayments and pre-payments on the outstanding bank debt. The principal sources of cash were borrowings on the revolver and proceeds from the sale of common stock issuance in fiscal 2000.  In fiscal 2001, the Company prepaid the entire outstanding bank term loan and fixed rate loan balance, which had payment terms through June 2003.  In fiscal 2000, the Company had $3,956,000 in proceeds from issuance of common stock.  As noted, the above equity infusion was used to prepay certain debt and improve the overall liabilities to equity position of the Company.

The credit facility with The Provident Bank (the "Bank") also contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and use of proceeds from certain equity offerings.  As of February 1, 2003, the Company was in compliance with all the debt covenant requirements of the credit facility agreement.  The current credit facility expires on June 1, 2003, but the bank has agreed to extend the term of the credit facility to June 30, 2003.  The bank has not given indication that they intend to renew the credit facility agreement.  The Company continues discussions with various financing sources for funding alternatives to its current credit facility, and to date has not been able to secure alternate financing.  The Company is currently in discussions with two banks to obtain a credit facility in the event the pending merger transaction with S.I. Acquisition LLC closes.  In each case, the banks are requiring a personal guarantee or pledge of assets from the Company’s Chairman of the Board, Jack Miller.  In the event the merger transaction does not close and the Company is unable to secure additional bank borrowings or alternative sources of capital, the Company will have liquidity issues that raise substantial doubt about the Company’s ability to continue to operate as a going concern and may consider filing for protection under the United States bankruptcy laws.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue to operate as a going concern.

See Note 7 in the Notes to the Consolidated Financial Statements in Part IV of this document for the current terms under the credit facility agreement with The Provident Bank.

The Company believes that internally generated funds and the credit facility with The Provident Bank will be sufficient to meet its current operating needs, fund debt service and anticipated capital expenditures through June 30, 2003.  At February 1, 2003, the available borrowings on the revolving credit loan were $1,460,000.

Seasonality

The Company’s business is subject to seasonal variations in demand.  Historically, a significant portion of the Company’s sales and net income have been realized during the period from October through January.  The effects of seasonality are greater in the Company’s retail operations and sales to franchisees than the other segments of its business.  Most operating expenses are incurred evenly throughout the year, although some selling and administrative expenses are variable depending on sales, and direct marketing catalog advertising expenses as a percentage of sales are higher in the first calendar quarter due to more prospecting.  The Company’s operating results may also vary depending upon such factors as catalog mailings, and the timing of new product introductions and promotions by the Company.  The Company’s cash requirements generally reach a seasonal peak in the second half of the fiscal year to finance increased inventory levels needed to meet the third and fourth quarter sales demand.

Inflation

The Company does not believe that inflation has had a material impact on its operations during the last fiscal year.

Disclosure Regarding Forward-Looking Statements

This Form 10-K report contains forward-looking statements which the Company believes are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the management team, management’s long-term performance goals, channels, programs to reduce costs and enhance asset utilization, banking arrangement and terms, realization of deferred tax assets, filing for protection under the United States bankruptcy laws, as well as statements relating to the Company’s operational and growth strategies.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-K report.  Potential risks and uncertainties include such factors as the financial strength of the economy, and the retail and catalog industries in general, changes in consumer confidence, the level of consumer spending on motivational-type products, the competitive pricing environment within the markets that the Company distributes its products, the level of the Company’s success in continuing to control costs and the Company’s ability to increase certain margins through economies of scale.  Additional risks and uncertainties include the Company’s ability to develop and introduce successful new products, generate funds or obtain outside sources of capital sufficient to meet its current operating and capital needs, as well as consummate the proposed merger.  Investors are also directed to consider other risks and uncertainties discussed in the Company’s public announcements, reports to shareholders and documents filed by the Company with the Securities and Exchange Commission, including but not limited to Reports on Forms 10-K, 8-K and 10-Q.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise any forward-looking statements to reflect events or circumstances that may arise after the date on this report.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes.  The Company uses variable rate debt, as described in Note 7 of the Notes to Consolidated Financial Statements included herein.  At February 1, 2003, principal exposed to interest rate risk is limited to $1,131,000 in variable rate debt.  The variable rate debt level varies periodically and the maximum borrowings available under the credit facility at February 1, 2003 was $2,591,000.  The impact of 1% change in interest rates on the variable rate debt is approximately $11,000.  The Company’s exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada.  The Company’s exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace.  The Company does not expect significant impact from foreign currency exchange rate risk.  The Company’s Canadian operations annual sales are approximately $2,000,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.                  Directors and Executive Officers of the Registrant

The names, ages and certain background information of the persons serving as the Board of Directors and Executive Officers of the Company are set forth below.

Directors and Executive Officers:	Age	Director Term Expires	Director Since	Principal Occupation for Last Five Years
Arnold M. Anderson	58	2004	1990

Director since October 1999; prior thereto Director and Chairman of the Board since November 1998; prior thereto, Chairman of the Board, Director and Chief Executive Officer since June 1998; prior thereto, Chairman of the Board and Director of the Company since May 1997; prior thereto, Chief Executive Officer, Chairman of the Board and Director since June 1995; prior thereto, Chief Executive Officer, President, Chairman of the Board and Director of the Company and its predecessor since October 1990; prior thereto, Chairman and President of the predecessors to the Company’s subsidiaries.

John C. Carroll	54	N/A	N/A

Interim President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer since February 2003; prior thereto, Senior Vice President, Chief Operating Officer and Chief Financial Officer since April 2001; prior thereto, Senior Vice President and Chief Financial Officer since April 2000; prior thereto, Vice President  Finance and Operations of D&B Auto Radio, Inc. (remanufacturer and distributor of after-market automotive electronics) since November 1993.

Howard I. Bernstein(2)(3)	73	2005	1999	Director and President of Howard I. Bernstein, LTD, a consulting firm specializing in finance, mergers and acquisitions, since 1987. Director of J. H. Chapman Group, LTD. and J. H. Chapman Group, LLC.

Larry A. Hodges(2)(5)	54	2005	2000

President and Chief Executive Officer of Mrs. Fields Original Cookies, Inc., a premium snack-food provider, since March 1994, and a Director since April 1993.  Director of Ameristar Casinos, Inc. and Coinstar, Inc.

Donald J. Hoff	55	N/A	N/A

Vice President of Marketing/Merchandising/ Advertising since February 2003; prior to that, Director of Marketing Communications for Harcourt Supplemental Publishing (publisher of supplemental materials for the pre-K through 8 education market) since July 2002;  prior to that, Director of Marketing for Comark, Inc. (A privately held reseller of computer  hardware, software and services to businesses, government and education) since November 1991.

Michael H. McKee	49	N/A	N/A

Senior Vice President and Creative Director since October 1999; prior thereto, Senior Vice President and Creative Director, and Director since October 1990; prior thereto, Creative Director of Product Development and Advertising for the Subsidiaries.

Jack Miller(1)(4)	74	2004	1999	Chairman of the Board of the Company since October 1999; prior thereto, Founder, President and Chief Executive Officer of Quill Corporation from June 1956 to January 31, 2000.

R. Scott Morrison, Jr.(3)(4)	63	2003	1999	Real estate developer and owner, operator and investor in various hotel products and real estate entities since 1988. Co-founder of and an investor in the Extended Stay America national hotel chain.

Leslie Nathanson Juris(2)(5)	56	2003	2000

Founding partner of RNW Consulting, Inc., a consulting firm specializing in implementing strategy and managing complex organizational change.  Prior to January 1, 1999, managing director of RNW Consulting, Inc., a position held for more than the past five years.

Gregory J. Nowak	42	N/A	N/A	Vice President, General Counsel and Corporate Secretary since October 1998; prior thereto, Vice President and Associate Counsel of Scudder Kemper Investments, Inc. (investment manager) since 1995.

(1)                                  Member of the Executive Committee.

(2)                                  Member of the Audit Committee.

(3)                                  Member of the Compensation and Stock Option Committee.

(4)                                  Member of the Director Nominating Committee.

(5)                                  Member of the Special Committee

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934 requires the Company's directors, its executive officers, and any persons holding more than 10% of the Company's Common Stock to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established, and the Company is required to disclose any failure to file such reports by the applicable due dates during the fiscal year ended February 1, 2003.  To the best of the Company's knowledge, all of these filing requirements were timely satisfied.

Item 11.                  Executive Compensation

COMPENSATION AND OTHER TRANSACTIONS WITH MANAGEMENT

Summary Compensation Table

The following table includes, for each of the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, individual compensation for services to the Company and its subsidiaries paid or awarded to, or earned by: (i) the Chief Executive Officer of the Company at February 1, 2003; and (ii) the four most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”) who served as such during the fiscal year ended February 1, 2003.  The fiscal year ended February 3, 2001 had 53 weeks compared to 52 weeks for the fiscal years ended February 1, 2003 and February 2, 2002.

Name and Principal Positions	Year		Annual Compensation				Long Term Compensation Awards
			Salary ($)		Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)*		All Other Compensation ($)
Gary J. Rovansek	2003	(1)	225,000		—	—	—		2,200	(3)
President and Chief Executive	2002		238,462	(2)	—	—	—		2,425	(3)
Officer	2001		229,328		45,224	—	55,000	(4)	2,660	(3)

Arnold M. Anderson	2003		141,346	(5)	—	—	—		1,413	(8)
Founder and	2002		200,481	(6)	—	—	—		1,875	(8)
Chairman Emeritus	2001		229,328		45,224	—	5,000	(7)	12,100	(8)

Michael H. McKee	2003		223,076	(9)	—	—	—		231	(10)
Senior Vice President	2002		200,000		—	—	—		615	(10)
and Creative Director	2001		193,077		30,224	—	5,000	(7)	6,200	(10)

John C. Carroll	2003	(11)	175,000		—	—	—		2,100	(14)
Senior Vice President,	2002		175,000		—	—	—		1,050	(14)
Chief Operating and	2001		134,981	(12)	31,396	—	35,000	(13)	—
Chief Financial Officer

John F. Halpin	2003	(15)	145,000		—	—	—		1,665	(14)
Senior Vice President,	2002		145,000		—	—	—		1,515	(14)
Direct Marketing	2001		137,789		26,999	—	5,000	(7)	1,585	(14)
Division

*                                         Option awards earned in a particular fiscal year were actually granted in the subsequent fiscal year.

(1)                                  Mr. Rovansek resigned from the Company effective February 13, 2003.

(2)                                  Mr. Rovansek, on a temporary basis, voluntarily reduced his per annum salary by $25,000 effective August 13, 2001.

(3)                                  Represents matching contributions to the Company’s 401(k) plan for the benefit of the executive officer of $2,200, $1,865 and $2,100 for 2003, 2002 and 2001 respectively; and club membership fees of $0, $560 and $560 for 2003, 2002 and 2001, respectively.

(4)                                  Includes options to purchase 25,000 shares of Common Stock each granted on July 25, 2000 and March 30, 2001, and options to purchase 5,000 shares of Common Stock granted on April 5, 2001, pursuant to the Company’s Stock Option Plan; such options vest and become exercisable in five cumulative annual increments of 20% of the initial grant, commencing July 25, 2001, March 30, 2002 and April 1, 2002, respectively, and expiring July 25, 2010, March 30, 2011 and April 1, 2011, respectively.

(5)                                  Mr. Anderson’s base salary was reduced to $125,000 effective October 1, 2002.

(6)                                  Mr. Anderson’s base salary was reduced to $150,000 effective October 1, 2001.  Includes vacation accrual pay-out of $25,761.

(7)                                  Represents options granted on April 5, 2001 pursuant to the Company’s Stock Option Plan; such options vest and become exercisable in five cumulative annual increments of 20% of the initial grant, commencing April 1, 2002 and expiring on April 1, 2011.

(8)                                  Represents (i) forgiveness of $10,000 in principal on a Second Amended and Restated Promissory Note dated December 9, 1999 for 2001, and (ii) matching contributions to the Company’s 401(k) plan for the benefit of the executive officer of $1,413, $1,875 and $2,100 for 2003, 2002 and 2001, respectively.

(9)                                  Includes vacation accrual pay out of $23,076.

(10)                            Represents (i) forgiveness of $5000 in principal on an Amended and Restated Promissory Note dated December 9, 1999 for 2001, and (ii) matching contributions to the Company’s 401(k) plan made by the Company for the benefit of the executive officer of $231, $615 and $1,200 for 2003, 2002 and 2001, respectively.

(11)                            Mr. Carroll was appointed the additional title of Interim President and Chief Executive Officer on February 13, 2003.

(12)                            Represents amounts paid to Mr. Carroll since he became employed by the Company on April 6, 2000.

(13)                            Represents options to purchase 30,000 shares granted April 6, 2000 pursuant to the Company’s Stock Option Plan; such options vest and become exercisable in five cumulative annual increments of 20% of the initial grant, commencing April 6, 2001 and expiring April 6, 2010; and 5,000 options granted April 5, 2001; such options vest and become exercisable in five annual increments of 20% of the initial grant, commencing April 1, 2002 and expiring April 1, 2011.

(14)                            Represents matching contributions to the Company’s 401(k) plan made by the Company for the benefit of the executive officer.

(15)                            Mr. Halpin's employment was terminated on February 21, 2003.

Option Grants in Last Fiscal Year

No options were granted to the Named Executive Officers during the fiscal year ended February 1, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at February 1, 2003 (#)		Value of Unexercised In-the-Money Options at February 1, 2003($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gary J. Rovansek	—	—	116,000	39,000	—	—
Arnold M. Anderson	—	—	276,000	4,000	—	—
Michael H. McKee	—	—	144,500	38,000	—	—
John C. Carroll	—	—	13,000	22,000	—	—
John F. Halpin	—	—	46,142	11,000	—	—

(1)                                  Value is based on the difference between the exercise price and fair market value at January 31, 2003, the last day during the fiscal year for which market prices are available ($0.15 per share as quoted on the Over The Counter Bulletin Board), multiplied by the number of shares underlying the option.

Director Compensation

Each non-employee director receives cash compensation in the amount of $1,000 plus travel-related expenses for each meeting attended in person and $500 for each meeting attended via telephone.  In addition, each non-employee director receives an annual grant of shares of the Company’s Common Stock pursuant to its Stock Option Plan equal in value to a total of $20,000, paid in quarterly installments, at a price equal to the trailing 10-day average closing price of the Company’s Common Stock prior to the end of the quarter for which such shares are issued.  In addition, non-employee directors receive $500 plus reimbursement for travel-related expenses for attending each meeting of committees of the Board on which they serve.

Employment Agreements

In March 1996, the Company entered into an employment agreement with Arnold M. Anderson which provided that he would receive a minimum base salary of $200,000 per year annually for three years plus the opportunity to earn a bonus each year.  Effective December 6, 1998, Mr. Anderson’s base salary increased to $225,000.  In addition, the employment agreement provided that commencing in the fiscal year ended February 1, 1997, Mr. Anderson and the Board of Directors shall agree each fiscal year upon the specific performance standards and criteria that would be used to determine how the bonus is actually earned and shall agree upon the amount of the actual bonus opportunity for such fiscal year.  In October 2001, the Company entered into a new three year employment agreement with Mr. Anderson which provides that he will receive an annual base salary of $150,000 in year one and $125,000 in each of years two and three.  Mr. Anderson is not entitled to any bonus, stock options or paid vacation under the agreement.

The employment agreement for Mr. Andersen provides that there shall be no extensions of the term of employment.  Under the terms of the agreement, if the Company terminates the employment of Mr. Anderson, other than for “just cause,” or if Mr. Anderson terminates his employment for “good reason,” the Company shall pay to Mr. Anderson the remainder of his base salary during the remainder of his term of employment.  “Just cause” includes (a) an act of fraud or dishonesty by the employee; (b) a felony committed by the employee; (c) a material breach or threatened breach by the employee of any provision of the employment agreement that has not been cured; (d) failure by employee, after a notice to cure, to make timely on his promissory note with the Company; and (e) any activity engaged in by the employee to commit or incur any liability on behalf of the Company and such activity is not specifically allowed under the employment agreement.  “Good reason” shall mean (a) a reduction in employee’s minimum base salary or (b) a material reduction in employee’s benefits or a material breach of the Company’s obligations under the employment agreement.

In October 1998, the Company entered into an employment agreement with Gary J. Rovansek which provided that he would receive a minimum base salary of $225,000 per year annually for three years plus the opportunity to earn a bonus each year.  Effective February 1, 2001, Mr. Rovansek’s base salary increased to $250,000.  Mr. Rovansek, on a temporary basis, voluntarily reduced his per annum salary by $25,000 to $225,000 effective August 13, 2001.  In addition, the employment agreement provided that within 30 days after the commencement of each fiscal year, Mr. Rovansek and the Board of Directors shall agree upon the specific performance standards and criteria that will be used to determine how the bonus is actually earned and shall agree upon the amount of the actual bonus opportunity for such fiscal year.  Pursuant to the agreed upon formula, Mr. Rovansek received no bonus for the fiscal year ended February 1, 2003.

The Company notified Mr. Rovansek on November 21, 2002 that the Company would not renew the employment agreement, which was scheduled to terminate in November, 2003.  In February, 2003, the Company and Gary J. Rovansek entered into a separation agreement and general release effective February 13, 2003, the date Mr. Rovansek resigned from his employment with the Company in all capacities.  Except to the extent specifically referenced therein, the separation agreement superseded the employment agreement and a change in control agreement previously entered into by the parties.  Pursuant to this separation agreement, Mr. Rovansek received a lump sum (subject to withholding for applicable taxes and 401(k) and medical and dental insurance contributions) equal to $240,720.80, which constituted the sum of Mr. Rovansek’s regular base salary through November 30, 2003, plus payment for accrued but unused vacation.  Further, upon the earlier of a (i) change in control (as defined in that change in control agreement dated August 20, 2002 between the Company and Mr. Rovansek) or (ii) November 30, 2003, the Company shall pay Mr. Rovansek $96,428.  The term “change in control” means any transaction or series or combination of transactions whereby, directly or indirectly, control of, or a material interest in, the Company or any material portion of its businesses or assets is transferred for consideration, including, without limitation, a sale or exchange of capital stock or assets, a merger or consolidation, a tender or exchange offer, a leveraged buy-out, the formation of a joint venture, minority investment or partnership, or any similar transaction.

In June 1999, the Company entered into an employment agreement with Michael H. McKee, which provided that Mr. McKee will receive a minimum base salary of $150,000 per year annually for three years plus the opportunity to earn a bonus each year.  Effective April 18, 2000, Mr. McKee’s base salary increased to $200,000.  In addition, the employment agreement provides that Mr. McKee shall be eligible to participate in the bonus plans made available generally to the Chief Executive Officer, Chief Operating Officer and senior executives of the Company.  Pursuant to the agreed upon formula, Mr. McKee received no bonus for the fiscal year ended February 1, 2003.

The employment agreement for Mr. McKee provides that unless either party, at least one year prior to the conclusion of the term of employment, provides written notice to the other party of that party’s intention not to renew the employment agreement, the term of employment is automatically extended for one additional year.  There is no limit on the number of extensions of the term of employment.  Pursuant to this notice provision, the Company informed Mr. McKee that his employment agreement, which currently expires on June 1, 2003, will not be extended.  Under the terms of the agreement, if the Company terminates the employment of the officer, other than for “just cause,” or if the officer terminates his employment for “good reason,” the Company shall pay to Mr. McKee the remainder of his base salary during the remainder of his term of employment, or for a period of 24 months, whichever is less.  “Just cause” includes (a) an act of fraud or dishonesty by the employee; (b) a felony committed by the employee; and (c) a material breach by the employee of his employment agreement.  “Good reason” includes (a) the assignment to the employee of duties inconsistent with his position; (b) a reduction in his minimum base salary or benefits or breach of the Company’s obligations under the employment agreement; (c) subsequent to a change in control, the failure by the Company to obtain from its successor the assumption of the employment agreement; and (d) subsequent to a change in control, any purported termination of the officer’s employment not effected pursuant to the notice provisions of the agreement.

In August 2002, the Company and Mr. McKee entered into a change in control agreement, which provides that Mr. McKee shall receive $150,000 within five days of a change in control as defined therein.  The $150,000 amount shall be reduced by (i) any debt owed to the Company by Mr. McKee and (ii) any third party debt owed by Mr. McKee which the Company has granted.  This agreement is effective until the later of (i) June 1, 2003 or (ii) the date of a change in control provided, the negotiations for such change in control began before June 1, 2003.  (The term change in control has the same meaning as in the former change of control agreement between the Company and Mr. Rovansek, please see definition above).

Compensation and Stock Option Committee Interlocks and Insider Participation

On April 6, 1993, the Company established a Compensation Committee of the Board for purposes of making certain executive compensation decisions.  On May 21, 1996, the Stock Option Committee was combined with the Compensation Committee to form the Compensation and Stock Option Committee.  Messrs. Bernstein and Morrison are members of the Compensation and Stock Option Committee.  At the request of the Compensation and Stock Option Committee, the President of the Company has and will confer with the Committee and make recommendations for the salaries and bonuses of the executive officers.  No relationship exists between the Company and any member of the Compensation and Stock Option Committee requiring disclosure under this section for the Company's last fiscal year.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,278,460	$ 4.71	1,079,215
Equity Compensation Plans not Approved by Security Holders	645,464	2.62	N/A
Total	1,923,924	4.01	N/A

SECURITY OWNERSHIP

As of February 28, 2003, Successories had an aggregate of 11,059,580 outstanding voting securities consisting of 9,910,984 shares of common stock, 503,092 shares of Series A convertible preferred stock, par value $.01 per share, which are convertible into 503,092 shares of common stock, and 101,667 shares of Series B convertible preferred stock, par value $.01 per share, which are convertible into 645,504 shares of common stock.  The following table sets forth information of all persons known to be the beneficial owner of more than 5% of Successories outstanding voting securities as of February 28, 2003.

Beneficial Owner	Number of Shares Owned and Nature of Beneficial Ownership(1)		Percent of Class
Jack Miller	3,954,577	(2)(6)	35.7%
Arnold M. Anderson	705,890	(3)	6.2%
Corbin & Company	1,063,850	(4)	9.6%
R. Scott Morrison, Jr.	612,541	(5)	5.5%

(1)                                  Nature of beneficial ownership is direct unless otherwise indicated by footnote.  Beneficial ownership as shown in the table arises from sole voting and investment power unless otherwise indicated by footnote.  Unless otherwise indicated, share references are to Successories common stock.

(2)                                  S.I. Acquisition LLC, of which Jack Miller is indirectly the sole manager, owns (i) 2,799,565 shares; (ii) 503,092 shares of Series A convertible preferred stock, par value $.01 per share, of Successories, which as of February 28, 2003 are convertible Into 503,092 shares of Successories common stock; and (iii) 100,000 shares of Series B convertible preferred stock, par value $.01 per share, of Successories, which as of February 28, 2003 are convertible into 634,920 shares of Successories common stock.  Includes 17,000 shares subject to immediately exercisable options.  The address of The Jack Miller Limited Partnership #1 is 485 Half Day Road, Suite 200, Buffalo Grove, Illinois 60089.

(3)                                  Includes 277,000 shares subject to immediately exercisable options; 80,290 shares held by Peggy Anderson (his spouse); 133,600 shares held in trust by Peggy Anderson as trustee, as to which Mr. Anderson has sole voting and investment power; and 2,400 shares held in the name of his son, Blayke Anderson.  Mr. Anderson’s address is c/o Successories, Inc., 2520 Diehl Road, Aurora, Illinois 60504.

(4)                                  According to a Schedule 13G/A dated December 31, 2002 and filed with the Securities and Exchange Commission (the “SEC”), Corbin & Company, a registered investment advisor, had shared voting and shared dispositive power over 1,063,850 shares.  The address of Corbin & Company is 6300 Ridglea Place, Suite 1111, Fort Worth, Texas 76116.

(5)                                  Includes 355,025 shares held in trust by Mr. Morrison as trustee, as to which Mr. Morrison has sole voting and investment power; 165,516 shares held by Mr. Morrison as trustee for a family limited partnership; 75,000 shares held in Trust by Norma A. Morrison (his spouse) and 17,000 shares subject to immediately exercisable options. Mr. Morrison’s address is c/o Morrison Properties, 243 N.E. Fifth Avenue, Delray Beach, Florida 33483.

(6)                                  On February 13, 2003, the Company entered into a definitive merger agreement with S.I. Acquisition LLC, an Illinois limited liability company formed principally for the benefit of Jack Miller, the Company's Chairman, members of his family and Howard I. Bernstein, a director of the Company.  See "Certain Relationships and Related Transactions."

The following table sets forth, as of February 28, 2003, information with respect to the shares of our common stock beneficially owned by: (i) each director; (ii) the Interim Chief Executive Officer; (iii) the other most highly compensated executive officers; and (iv) all directors and executive officers as a group.

Beneficial Owner	Number of Shares Owned and Nature of Beneficial Ownership(1)		Percent of Class
Arnold M. Anderson	705,890	(2)	6.2%
Howard I. Bernstein	13,000	(3)	*
John C. Carroll	20,000	(4)	*
Larry A. Hodges	73,516	(5)	*
Donald J. Hoff	0		*
Leslie Nathanson Juris	78,516	(6)	*
Michael H. McKee	183,092	(7)	1.6%
Jack Miller	3,954,577	(8)	35.7%
R. Scott Morrison, Jr.	612,541	(9)	5.5%
All of the directors and executive officers as a group (11 persons)	5,641,132	(10)	49.1%

*                                         Percentage represents less than 1%.

(1)                                  Nature of beneficial ownership is direct unless otherwise indicated by footnote.  Beneficial ownership as shown in the table arises from sole voting and investment power unless otherwise indicated by footnote.

(2)                                  See note 3 to the previous security ownership table.

(3)                                  Comprised of 13,000 shares owned by the Howard I. Bernstein Declaration of Trust dated 4/28/87 subject to immediately exercisable options.  Excludes 82,474 shares of series A convertible preferred stock, par value $0.01 per share of Successories and 152,378 shares of Successories common stock, all of which shares were contributed by the Howard I. Bernstein Declaration of Trust dated 4/28/87 to S.I. Acquisition LLC.

(4)                                  Includes 20,000 shares subject to immediately exercisable options.

(5)                                  Includes 13,000 shares subject to immediately exercisable options.

(6)                                  Includes 60,516 shares held by Leslie Nathanson Juris; 5,000 shares held in trust by Leslie Nathanson Juris and 13,000 shares subject to immediately exercisable options.

(7)                                  Includes 8,844 shares held by Michael H. McKee; 25,918 shares held by Michael McKee and Cassandra McKee (his spouse) as joint tenants; 330 shares held by Cassandra McKee; 500 shares held by Cassandra McKee as custodian and 147,500 shares subject to immediately exercisable options.

(8)                                  See notes 2 and 6 to the previous security ownership table.

(9)                                  See note 5 to the previous security ownership table.

(10)                            Includes 541,500 shares subject to options exercisable within 60 days.

Item 13.                  Certain Relationships and Related Transactions

All transactions between the Company and its officers, directors, and principal shareholders are required to be approved by a majority of the independent and disinterested non-employee directors of the Company’s Board and must be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

During the fiscal year ended February 3, 2001, Michael H. McKee, an officer of the Company, executed a $140,000 Promissory Note on behalf of LaSalle Bank National Association.  The Company guaranteed payment of the indebtedness to LaSalle Bank National Association.  The guarantee includes the payment of (a) all principal, (b) all interest, (c) all late charges, (d) all loan fees and loan charges, and (e) all collection costs and expenses relating to the promissory note or any collateral for the promissory note.  The current principal balance on this Promissory Note is $102,000.

On December 9, 1999, Mr. McKee executed an Amended and Restated Promissory Note to the Company in the principal amount of $25,000 plus interest due on June 30, 2003, and payable in annual installments, provided that the payment of the principal in such annual installments shall be forgiven if the Company meets specified annual target earnings.  Mr. McKee’s Amended and Restated Promissory Note replaced a Promissory Note executed to the Company dated June 5, 1997.  No amount of principal due under the note in fiscal 2002 was forgiven.  The current principal balance on this Amended and Restated Promissory Note is $15,000.

On December 9, 1999, Mr. Anderson, an officer and director of the Company, executed a Second Amended and Restated Promissory Note to the Company in the principal amount of $107,625 plus interest due on June 30, 2003, and payable in annual installments, provided that the payment of the principal in such annual installments shall be forgiven if the Company meets specified annual target earnings.  Mr. Anderson’s Second Amended and Restated Promissory Note replaces an Amended and Restated Promissory Note executed to the Company dated September 3, 1998, and is secured by a pledge of certain shares of common stock of the Company held by Mr. Anderson.  No amount of principal due under the note in fiscal 2002 was forgiven.  The current principal balance on this second Amended and Restated Promissory is $87,625.

On February 13, 2003, the Company entered into a definitive merger agreement with S.I. Acquisition LLC, an Illinois limited liability company formed principally for the benefit of Jack Miller, the Company's Chairman, members of his family and Howard I. Bernstein, a director of the Company.  A special committee comprised solely of independent directors of the Company was formed to analyze, consider and negotiate the terms of the merger and to make a recommendation to the entire board of directors as to whether or not to adopt the merger agreement.  Except for shares owned by S.I. Acquisition LLC and shares subject to validly asserted dissenters' rights, upon completion of the merger, each outstanding share of common stock will be converted into the right to receive $0.30 in cash, and each outstanding share of Series B convertible preferred stock will be converted into the right to receive $15.00 plus all accrued and unpaid dividends in cash.  After careful consideration, each director of the board, the disinterested directors and the special committee of independent directors unanimously approved the merger agreement and recommended that the shareholders of the Company vote for the adoption of the merger agreement and approval of the merger.

Item 14.                  Controls and Procedures

Within 90 days prior to the date of filing this annual report, the Company’s Chief Executive Officer (Interim) and Chief Financial Officer carried out an evaluation under his supervision, with the participation of other members of management as he deemed appropriate, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15.  Based upon, and as of the date of that evaluation, the Chief Executive Officer Interim and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting him to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated.  There were no significant deficiencies or material weaknesses identified in that evaluation and, therefore, no corrective actions were taken.

PART IV

Item 15.                  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	See Index to Financial Statements and Financial Statement Schedules on page F-1.
	2.	See Index to Financial Statements and Financial Statement Schedules on page F-1
	3.	See Index to Exhibits immediately following the Signature page.

(b)

On February 18, 2003, the Company filed form 8-K, Item 5 – Other Events, with the Securities and Exchange Commission to report an agreement and plan of merger with S.I. Acquisition LLC dated February 13, 2003

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Stockholders of

   Successories, Inc.

We have audited the accompanying consolidated balance sheets of Successories, Inc. (an Illinois corporation) as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 1, 2003.  Our audits also included the financial statement schedules listed in the Index at Item 8, Financial Statements and Supplementary Data – page F-26.  These financial statements and the financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Successories, Inc. as of February 1, 2003 and February 2, 2002, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 20 to the financial statements, the Company has suffered recurring losses from operations and has liquidity issues that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 20.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Crowe Chizek and Company LLC
Oak Brook, Illinois
April 2, 2003, except for Note 7 as
to which the date is April 25, 2003

SUCCESSORIES, INC.

CONSOLIDATED BALANCE SHEETS

	February 1, 2003	February 2, 2002
ASSETS
Current assets:
Cash and cash equivalents	$589,000	$602,000
Accounts and notes receivable, net	1,913,000	2,445,000
Inventories, net	3,278,000	5,005,000
Prepaid catalog expenses	1,320,000	1,683,000
Other prepaid expenses	665,000	857,000
Total current assets	7,765,000	10,592,000
Restricted cash	250,000	250,000
Property and equipment, net	1,993,000	3,914,000
Notes receivable	—	17,000
Deferred financing costs and debt discount, net	43,000	181,000
Intangibles and other assets, net	674,000	1,007,000
TOTAL ASSETS	$10,725,000	$15,961,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$1,131,000	$1,483,000
Accounts payable	1,792,000	1,488,000
Accrued expenses and deferred income taxes	1,692,000	1,761,000
Total current liabilities	4,615,000	4,732,000
Minority interest	6,000	47,000

Stockholders’ equity:
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 503,092 of Series A and 101,667 of Series B shares issued and outstanding; liquidation value $.01 per share plus accrued dividends	6,000	6,000
Common stock, $.01 par value; 20,000,000 shares authorized 9,750,729 and 9,313,884 shares issued and outstanding, respectively	98,000	93,000
Common stock warrants	2,324,000	2,324,000
Notes receivable from stockholders	(115,000)	(118,000)
Additional paid-in capital	33,556,000	33,321,000
Accumulated deficit	(29,701,000)	(24,380,000)
Accumulated other comprehensive loss	(64,000)	(64,000)
Total stockholders’ equity	6,104,000	11,182,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,725,000	$15,961,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
Net product sales	$32,134,000	$34,996,000	$44,830,000
Cost of goods sold	15,774,000	18,048,000	21,226,000

Gross profit on product sales	16,360,000	16,948,000	23,604,000

Fees, royalties and other income	969,000	1,059,000	1,288,000

Gross margin	17,329,000	18,007,000	24,892,000

Operating expenses	19,487,000	21,379,000	22,648,000

(Loss) income from continuing operations before other expense and income tax	(2,158,000)	(3,372,000)	2,244,000
Other income (expense):
Interest expense	(242,000)	(269,000)	(1,382,000)
Minority interests in subsidiaries	(50,000)	(159,000)	(356,000)
Interest income	57,000	108,000	40,000
Other, net	14,000	19,000	(27,000)

Total other expense	(221,000)	(301,000)	(1,725,000)

(Loss) income from continuing operations before income tax	(2,379,000)	(3,673,000)	519,000

Income tax (benefit) expense	(102,000)	4,873,000	301,000

(Loss) income from continuing operations	(2,277,000)	(8,546,000)	218,000
(Loss) income from discontinued operations	(2,826,000)	(2,039,000)	212,000
(Loss) income before extraordinary item	(5,103,000)	(10,585,000)	430,000
Extraordinary loss on early extinguishment of debt	—	(219,000)	—
Net (loss) income	(5,103,000)	(10,804,000)	430,000

Dividend to preferred shareholders	(218,000)	(220,000)	(223,000)

(Loss) income available to common stockholders	$(5,321,000)	$(11,024,000)	$207,000
Foreign currency translation adjustment	—	(9,000)	9,000

Comprehensive (loss) income	$(5,103,000)	$(10,813,000)	$439,000

(Loss) income per share (basic and diluted):
(Loss) income from continuing operations	$(0.26)	$(0.95)	$0.00
(Loss) income from discontinued operations	$(0.30)	$(0.22)	$0.03
Extraordinary loss on early extinguishment of debt	$—	$(0.02)	—
Net (loss) income	$(0.56)	$(1.19)	$0.03

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Common Stock Warrants	Notes Receivable From Stockholders	Additional Paid-In Capital	Accumulated Deficit
	Convertible Preferred Stock
			Common Stock
	Shares	Amount	Shares	Amount

Balance at January 29, 2000	604,759	$6,000	6,933,213	$69,000	$2,291,000	$(165,000)	$28,840,000	$(13,563,000)

Net income	—	—	—	—	—	—	—	430,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Stock warrants revaluation	—	—	—	—	33,000	—	—	—
Notes receivable payments and write-offs	—	—	—	—	—	17,000	—	—
Common stock transactions:
Sales of common shares	—	—	2,066,206	21,000	—	—	3,976,000	—
Common stock issued in lieu of preferred stock dividends	—	—	181,777	2,000	—	—	320,000	—
Preferred stock transactions:
Preferred stock dividends	—	—	—	—	—	—	—	(223,000)

Balance at February 3, 2001	604,759	$6,000	9,181,196	$92,000	$2,324,000	$(148,000)	$33,136,000	$(13,356,000)

Net loss	—	—	—	—	—	—	—	(10,804,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Notes receivable payments and write-offs	—	—	—	—	—	30,000	—	—
Common stock transactions:
Sales of common shares	—	—	18,691	—	—	—	22,000	—
Common stock issued in lieu of preferred stock dividends	—	—	113,997	1,000	—	—	163,000	—
Preferred stock transactions:
Preferred stock dividends	—	—	—	—	—	—	—	(220,000)

Balance at February 2, 2002	604,759	$6,000	9,313,884	$93,000	$2,324,000	$(118,000)	$33,321,000	$(24,380,000)

Net loss	—	—	—	—	—	—	—	(5,103,000)
Note receivable issued June 6, 2002	—	—	—	—	—	(12,000)	—	—
Notes receivable payments	—	—	—	—	—	15,000	—	—
Common stock transactions:
Common stock issued in conjunctionwith Board of Directors’ fees	—	—	142,325	2,000	—	—	74,000	—
Common stock issued in lieu of preferred stock dividends	—	—	294,520	3,000	—	—	161,000	—
Preferred stock transactions:
Preferred stock dividends	—	—	—	—	—	—	—	(218,000)

Balance at February 1, 2003	604,759	$6,000	9,750,729	$98,000	$2,324,000	$(115,000)	$33,556,000	$(29,701,000)

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at January 29, 2000	$(64,000)	$17,414,000

Net income	—	430,000
Foreign currency translation adjustment	9,000	9,000
Stock warrants revaluation	—	33,000
Notes receivable payments and writeoffs	—	17,000
Common stock transactions:
Sales of common shares	—	3,997,000
Common stock issued in lieu of preferred stock dividends	—	322,000
Preferred stock transactions:
Preferred stock dividends	—	(223,000)

Balance at February 3, 2001	$(55,000)	$21,999,000

Net loss	—	(10,804,000)
Foreign currency translation adjustment	(9,000)	(9,000)
Notes receivable payments and writeoffs	—	30,000
Common stock transactions:
Sales of common shares	—	22,000
Common stock issued in lieu of preferred stock dividends	—	164,000
Preferred stock transactions:
Preferred stock dividends	—	(220,000)

Balance at February 2, 2002	$(64,000)	$11,182,000

Net loss	—	(5,103,000)
Note receivable issued June 6, 2002	—	(12,000)
Notes receivable payments	—	15,000
Common stock transactions:
Common stock issued in conjunction with Board of Directors’ fees	—	76,000
Common stock issued in lieu of preferred stock dividends	—	164,000
Preferred stock transactions:
Preferred stock dividends	—	(218,000)

Balance at February 1, 2003	$(64,000)	$6,104,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
Cash flows from operating activities:
Net (loss) income	$(5,103,000)	$(10,804,000)	$430,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,782,000	2,245,000	2,277,000
Deferred income tax	—	4,873,000	326,000
Amortization of debt discount	139,000	128,000	790,000
Minority interests in subsidiaries	50,000	159,000	356,000
Board of Directors’ Fees	100,000	—	—
(Loss) income from discontinued operations	2,826,000	2,039,000	(212,000)
Extraordinary Loss on early extinguishment of debt	—	219,000	—
	(206,000)	(1,141,000)	3,967,000
Changes in operating assets and liabilities:
Accounts and notes receivable	488,000	1,246,000	(188,000)
Inventories	1,106,000	1,799,000	732,000
Prepaid catalog expenses	364,000	225,000	(369,000)
Other prepaid expenses	(114,000)	(267,000)	(98,000)
Accounts payable	557,000	370,000	(2,905,000)
Accrued expenses	203,000	(915,000)	525,000
Other assets	(291,000)	(388,000)	(403,000)
Net cash provided by operating activities	2,107,000	929,000	1,261,000

Cash flows from investing activities:
Proceeds from notes receivable issued in connection with sale of property and equipment	39,000	58,000	141,000
Reduction in restricted cash	—	—	50,000
Purchases of property and equipment	(44,000)	(269,000)	(528,000)
Net cash used in investing activities	(5,000)	(211,000)	(337,000)

Cash flows from financing activities:
Proceeds from issuing common stock	—	22,000	3,997,000
Preferred stock dividends	(55,000)	(55,000)	—
Notes receivable issued to stockholders	(13,000)	—	—
Proceeds from notes receivable issued to stockholders	15,000	30,000	2,000
Net (repayments) borrowings on revolving credit loan	(352,000)	1,483,000	(2,119,000)
Repayments of long-term debt	—	(3,610,000)	(1,876,000)
Distributions to joint venture partners	(117,000)	(212,000)	(302,000)
Net cash used in financing activities	(522,000)	(2,342,000)	(298,000)

Net cash provided by (used in) continuing operations	1,580,000	(1,624,000)	626,000
Net cash provided by (used in) discontinued operations	(1,593,000)	(242,000)	903,000

Net (decrease) increase in cash	(13,000)	(1,866,000)	1,529,000

Cash and cash equivalents, beginning of period	$602,000	2,468,000	939,000

Cash and cash equivalents, end of period	$589,000	602,000	2,468,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF THE BUSINESS

Successories, Inc. and its subsidiaries (collectively the “Company”) design, manufacture, and market a diverse range of motivational and self-improvement products, many of which are the Company’s own proprietary designs.  The Company considers itself a single line of business with products that are marketed primarily under the Successories trade name through direct marketing (catalog, electronic commerce and telemarketing), retail (100% Company-owned stores) - See Note 3 to the Consolidated Financial Statements “Discontinued Operations,” sales to franchisees and wholesale distribution channels.  The Company operates two joint venture retail stores in the United States.  The Company also operates a franchising program whereby franchisees are granted the right to market the Company’s products under the Successories trademark.

The franchisee purchases for resale Company manufactured products or products from others that are subject to Company approval.  Due to the proprietary nature of most of the Company’s products, the Company is the only available source for many products sold by franchisees.  The franchise agreements have an initial term of five years with a renewal option for three additional successive terms of five years each.  Franchisees pay a royalty to the Company of 2% of franchised retail stores gross sales.  The Company temporarily suspended the 2% royalty fee from July 2002 through January 2003 in order to assist the franchisees in weathering the current difficult retail and economic climate.  At February 1, 2003 there were two joint venture retail stores and 23 franchised retail stores.  At February 2, 2002 there were 24 Company-owned retail stores (including joint venture retail stores) and 35 franchised retail stores.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year End

The Company’s fiscal year ends on the Saturday closest to January 31.  The year ended February 1, 2003 consisted of 52 weeks.  The year ended February 2, 2002 consisted of 52 weeks.  The year ended February 3, 2001 consisted of 53 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of Successories, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  The financial results of franchised stores have not been reflected in the Company’s consolidated financial statements.

Restricted Cash

Restricted cash consists of a certificate of deposit in conjunction with the standby letter of credit, see Note 17 for further information.  The maturity of the certificate of deposit is twelve months and stated at cost, which approximates fair value.

Revenue Recognition

Net product sales include retail, direct marketing, franchise and wholesale activities.  Retail sales at the Company-owned stores are recognized at the point of sale, net of returns and allowances.  Direct marketing, franchise and wholesale sales are recognized at the time orders are shipped to customers, net of returns and allowances.  The Company’s agreements generally require franchisees and licensees to remit continuing royalty and licensing fees on gross revenues derived from proprietary product sales.  The Company recognizes these fees as revenue when actually earned.

Accounts and Notes Receivable

A portion of the Company’s sales are made through the extension of credit.  Accounts receivable from credit sales are generally unsecured.  Notes receivable are primarily from franchisees, and are generally supported by a personal guarantee. The payments on the promissory notes started in July 1998 and continue through March 2005. The interest rates on the promissory notes range from 7% to 12%.  The allowance for doubtful accounts is estimated by management and is based on specific information about customer accounts, past loss experience and general economic conditions.  An account is charged by management when deemed uncollectable although collection efforts may continue.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method and includes material, labor and overhead costs.

Prepaid Catalog Expenses

Prepaid catalog expenses consist primarily of unamortized mail order catalog expenses for the Company’s products.  The cost of such direct response advertising is charged to expense over the period that the related catalog sales are expected, not to exceed twelve months.  The amortization period is based upon the Company’s historical patterns of catalog response.  All other advertising costs are expensed as incurred.

Catalog related advertising expense was $7,816,000, $8,398,000 and $8,706,000 for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

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

Depreciation expense was $1,968,000, $2,639,000 and $2,129,000 for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively, which is included in cost of goods sold, discontinued operations and operating expenses in the accompanying consolidated statements of operations.

Deferred Financing Costs and Debt Discount

Costs incurred in connection with obtaining financing are capitalized and amortized over the term of the related debt.  In addition, stock warrants issued in conjunction with the credit facility were assigned a fair value using the Black-Scholes option pricing model and are being amortized over the term of the related debt.  Amortization expense was $139,000, $128,000 and $790,000 for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

Intangible Assets

Intangible assets consist of new product development costs, distribution rights, and goodwill. New product development costs consist of external costs incurred in development of products and includes licensing costs, which are amortized over the shorter of 3 years or the term of the licensing agreement.  Goodwill relates to certain 100% Company-owned stores, which represents the cost of purchased businesses in excess of the fair value of net assets acquired.  The Company reviews the realizability of the intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  During the year ended February 1, 2003, the Company decided to close all of its 100% Company-owned retail stores.  As a result, the Company recorded an impairment charge of $101,000 to write off the value of goodwill related to 100% Company-owned retail stores.  The net book value of goodwill was $0 and $121,000 at February 1, 2003 and February 2, 2002, respectively.  Accumulated amortization amounted to $860,000 and $5,006,000 at February 1, 2003 and February 2, 2002, respectively.  Amortization expense was $690,000, $768,000 and $711,000 for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

Accounts Payable

Checks issued in excess of the bank balance of approximately $606,000 and $163,000, are included in accounts payable as of February 1, 2003 and February 2, 2002, respectively.

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

Store Opening and Closing Costs

Costs associated with the opening of new stores are expensed as incurred.  Estimated costs associated with the closing of under-performing Company-owned stores are recognized when they are incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation with employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.  The Company complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and Statement of Financial Accounting Standards No. 148 “Accounting for Stock Based Compensation Transition and Disclosure.”

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if expense was measured using the fair value recognition provisions described above:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001

Net income (loss)
As reported	$(5,103,000)	$(10,804,000)	$430,000
Pro forma	(5,214,000)	(11,065,000)	35,000

Basic and diluted (loss) income per share before extraordinary item
As reported	(0.56)	(1.17)	0.03
Pro forma	(0.57)	(1.17)	—

Basic and diluted net (loss) income per share
As reported	(0.56)	(1.19)	0.03
Pro forma	(0.57)	(1.20)	—

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001

Stock Options

Dividend Yield	—	—	—
Volatility	—	93.7%	71.0%
Risk-Free Interest	—	5.0%	6.1%
Expected term (years)	—	10	10

Stock Warrants

Dividend Yield	—	—	—
Volatility	—	—	68.4%
Risk-Free Interest	—	—	6.5%
Expected term (years)	—	—	5.3

The weighted average fair value of options granted in the three years ended February 1, 2003 were $0, $1.79 and $1.55 per share, respectively.  The pro forma effects of applying SFAS 123 are not indicative of future amounts.

Income (Loss) Per Share

The Company computes income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”  Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per share is similar to basic income (loss) per share except the diluted computation gives effect to all dilutive potential common shares that were outstanding during the period.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), which establishes rules for the reporting and display of comprehensive income (loss) and its components.

Foreign Currency Translation

One of the Company’s subsidiaries has operations in Canada.  The assets and liabilities of this subsidiary are reported in local currency and translated at the current exchange rate in effect at the balance sheet date, with gains or losses resulting from such translation included in stockholders’ equity.  Revenues and expenses are translated at the average exchange rate in effect at the time the underlying transaction occurred, with gains or losses resulting from such translation included in stockholder’s equity.  Realized currency gains or losses on transactions are included in the results of operations.

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

NOTE 3.  DISCONTINUED OPERATIONS

On May 7, 2002 in the process of reviewing its strategic options, the Company decided to take immediate steps to develop and implement a plan to close all of its 100% owned retail stores.  The 100% owned retail store segment, which has not been as profitable as the other segments in the past few years, reported an operating loss of $(2,826,000) and $(2,039,000) for the years ended February 1, 2003 and February 2, 2002, respectively.

As a result, in the second quarter ended August 3, 2002, the Company started negotiating early lease terminations and evaluating asset impairment charges related to the 100% owned retail stores.  At February 1, 2003, all the 100% Company-owned retail stores were closed.  The results of operations and costs associated with the Company’s closing the 100% owned retail stores have been reflected as discontinued operations in the accompanying consolidated financial statements.

(Loss) income from discontinued operations is comprised of the following:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Net sales	$5,197,000	$7,325,000	$8,500,000
Operating (loss) income	$(1,278,000)	$(1,509,000)	$212,000
Asset impairment charges	607,000	530,000	—
Lease termination costs	941,000	—	—
(Loss) income from discontinued operations	$(2,826,000)	$(2,039,000)	$212,000

As of February 1, 2003 and February 2, 2002, the assets of discontinued operations were $5,000 and $1,891,000, and the liabilities were $79,000 and $706,000, respectively.  The assets and liabilities of the discontinued operations have been included in the accompanying consolidated balance sheet.

NOTE 4.  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

	February 1, 2003	February 2, 2002
Accounts receivable	$2,238,000	$2,651,000
Notes receivable	157,000	262,000
	2,395,000	2,913,000
Less allowance for doubtful accounts and sales returns	(482,000)	(451,000)
	1,913,000	2,462,000
Less current portion	(1,913,000)	(2,445,000)
Noncurrent portion	$—	$17,000

NOTE 5.  INVENTORIES

Inventories are comprised of the following:

	February 1, 2003	February 2, 2002
Finished goods	$2,400,000	$3,825,000
Raw materials	1,285,000	1,763,000
	3,685,000	5,588,000
Less reserve for obsolescence	(407,000)	(583,000)
	$3,278,000	$5,005,000

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	February 1, 2003	February 2, 2002
Leasehold improvements	$3,741,000	$5,589,000
Machinery and equipment	5,291,000	5,422,000
Furniture and fixtures	2,219,000	2,531,000
Construction in progress	—	25,000
	11,251,000	13,567,000
Less accumulated depreciation and amortization	(9,258,000)	(9,653,000)
	$1,993,000	$3,914,000

NOTE 7.  DEBT

On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the “Bank”), amended most recently on April 25, 2003, which is comprised of a revolving credit loan, term loan and fixed rate loan.  In conjunction with the credit facility agreement, warrants to purchase 150,000 shares of the Company’s common stock were issued to the bank as part of this agreement.  Initially these warrants had exercise prices ranging from $6.19 to $9.73 and expiration dates in June 2001; however, the exercise prices were subsequently adjusted to $2.00 and the expiration dates were extended to June 2005.  The revolving credit loan provides for maximum borrowings of $3,500,000 through January 1, 2003 and $3,000,000 thereafter, and the borrowing base is limited to 80% of eligible receivables plus 45% of eligible inventory. A commitment fee of 0.25% is payable on the daily unused amount of the maximum revolving credit commitment.  The facility expires on June 1, 2003, and all borrowings under the facility are secured by substantially all the assets of the Company. The interest rate on the revolving credit loan is prime plus 2.00%.  Interest is payable monthly.  The interest rate on the outstanding revolving credit loan was 6.25% at February 1, 2003.  Amounts outstanding under the revolving credit loan were $1,131,000 and $1,483,000 at February 1, 2003 and February 2, 2002, respectively.  As of February 1, 2003, available borrowings on the revolving credit loan were $1,460,000.  No amounts were outstanding under the term loan or fixed rate loan at February 1, 2003 or February 2, 2002.

On April 25, 2003, the Company obtained an amendment to the credit facility to extend the credit facility expiration from June 1, 2003 to June 30, 2003.  The bank has not given indication that they intend to renew the agreement.  See Note 20 for further information on Management Plans.

During the year ended February 2, 2002, the Company pre-paid the entire outstanding Bank term loan and fixed rate loan balance in the amount of $3,590,000.  The above noted loans had payment terms through June 2003.  The company recorded an extraordinary loss of $219,000 related to the early debt extinguishment in the current year.  The extraordinary loss represents the write-off of the unamortized debt discount associated with the term and fixed rate loan.

The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and use of proceeds from certain equity offerings.  As of February 1, 2003, the Company was in compliance with all the debt covenant requirements of the credit facility agreement.

The weighted average interest rates on borrowings outstanding as of February 1, 2003 and February 2, 2002 were 7.8% and 7.04%, respectively.

NOTE 8.  COMMON STOCK

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

The above noted offering includes proceeds from the sale of common stock to the Company’s Chairman of the Board of Directors, directors and executive officers, in an aggregate amount of $3,544,000.

NOTE 9.  CONVERTIBLE PREFERRED STOCK

During the year ended January 29, 2000, the Company authorized and issued 503,092 shares of Series A convertible preferred stock to a group of investors, pursuant to Regulation D of the Securities Act of 1933.  The Series A preferred stock has a par value of $0.01 per share and a purchase price of $2.425 per share.  On October 18, 1999, the Company authorized and issued 101,667 shares of Series B convertible preferred stock to a group of investors, pursuant to Regulation D of the Securities Act of 1933.  The Series B preferred stock has a par value of $0.01 per share and a purchase price of $15 per share.  The total proceeds of $2,745,000 from the sale of

Series A and Series B preferred stock is comprised of $1,975,000 from the Company’s Chairman of the Board of Directors, a director and an executive officer, and $770,000 from outside investors.  Dividends on the preferred stock accrue and are payable annually in either cash or common stock, at the Company’s or majority of the preferred stockholders discretion, at the rate of 8% per annum, commencing on the date of issuance. Accrued and unpaid dividends shall be paid on (1) April 30, July 31, October 31 and January 31 of each year commencing on July 31, 2000 for Series A preferred stock and October 31, 2000 for Series B preferred stock, to the holders of record as they appear on the books and records of the Company 10 days preceding each payment date, and (2) the date certificates representing common stock of the Company are required to be delivered following any conversion of Series A and Series B convertible preferred stock. Holders of the preferred stock have the right to convert their shares, in whole or in part, into the Company’s common stock.  Each preferred share of Series A and Series B may be converted, at any time at the option of the holder thereof, into a certain number of the Company’s common stock as is determined by dividing the stated value of Series A and Series B preferred stock by the applicable conversion price.  The conversion price initially shall mean, with respect to the Series A preferred stock, an amount equal to $2.425 per share and, with respect to the Series B preferred stock, an amount equal to $2.3625 per share; provided that each such initial conversion price shall be subject to adjustment per the stated terms in the agreement.  The above mentioned issuance of preferred stock also has certain other rights including pre-emptive rights, voting rights, board representation, registration rights and liquidation preference.  At any time commencing one year after the date of issuance of the preferred stock, the holders of a majority of the preferred stock may require the Company to file a registration statement covering the conversion of such preferred stock to common stock.

During the year ended February 3, 2001, the shareholders of the Series A and Series B convertible preferred stock consented to waive any adjustment to the conversion price resulting from the common stock rights offering in October 2000.  For further information on the common stock offering, see Note 8.

NOTE 10.  IMPAIRMENT CHARGE

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluated the realizability of assets related to company owned retail stores and estimated the fair value based on the anticipated cash flows from these retail locations.  In addition, the Company discontinued the planned implementation of a warehouse management enhancement project due to lower than anticipated production volumes.  As a result, the Company recorded impairment charges of approximately $607,000 and $530,000 in the fiscal year ended February 1, 2003 and February 2, 2002, which is included in the operating expenses and loss from discontinued operations in the accompanying consolidated statements of operations.

NOTE 11.  INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
Current:
Federal	$—	$—	$30,000
State	(102,000)	—	30,000
Deferred	(1,795,000)	(2,101,000)	241,000
Deferred – Valuation allowance	1,795,000	6,974,000	—
	$(102,000)	$4,873,000	$301,000

A reconciliation between the federal statutory rate and the Company’s effective tax rate is as follows:

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
Federal statutory rate	(34.0)%	34.0%	34.0%
State taxes, net of federal tax benefit	(3.0)	5.0	5.0
Valuation allowance and other, net	35.0	46.3	2.2
	(2.0)%	85.3%	41.2%

Deferred income taxes result from temporary differences in the recognition of revenues and expense for financial and income tax reporting purposes.  The components of the net deferred tax asset are comprised of the following:

	February 1, 2003	February 2, 2002
Deferred income tax assets (liabilities), current:
Accounts receivable	$188,000	$176,000
Inventories	151,000	202,000
Prepaid advertising and new product development	(705,000)	(886,000)
Other, primarily accruals	190,000	196,000
	(176,000)	(312,000)
Deferred income tax assets (liabilities), non-current:
Depreciation and amortization	848,000	1,514,000
Loss carryforwards	11,073,000	8,748,000
Valuation allowance	(11,745,000)	(9,950,000)
	176,000	312,000
Deferred income taxes assets (liabilities) – total	$—	$—

During the year ended February 1, 2003 and February 2, 2002, based on the Company’s financial performance in the past few years and the challenging economic environment that has negatively impacted the Company’s operating results, the Company’s management determined that the valuation allowance associated with the deferred tax asset should be increased.  The valuation allowance was increased to fully reserve for the deferred tax asset due to the reduced likelihood of whether all the benefits of net operating loss (NOL) carryforwards and other temporary differences would be fully utilized before they expire.  For the year ended February 1, 2003 and February 2, 2002, the Company recognized an income tax expense of $0 and $4,873,000, respectively, to increase the valuation allowance associated with the deferred tax asset.

Realization of the net deferred tax asset is largely dependent upon the Company generating sufficient taxable income prior to the expiration of the net operating loss carryforwards.

The Company has approximately $28,390,000 of tax net operating loss carryforwards as of February 1, 2003, which are available to reduce future taxable income and expire as follows:

2010	$10,560,000
2011	1,496,000
2019	4,401,000
2020	914,000
2022	4,471,000
2023	6,548,000
Total	$28,390,000

NOTE 12.  (LOSS) INCOME PER SHARE

Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”  The computations of basic and diluted (loss) income per share are as follows:

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
Numerator for (loss) income from continuing operations per share:
(Loss) income from continuing operations	$(2,277,000)	$(8,546,000)	$218,000
Preferred stock dividends	(218,000)	(220,000)	(223,000)

Numerator for loss from continuing operations per share	$(2,495,000)	$(8,766,000)	$(5,000)

Numerator for (loss) income from discontinued operations per share	$(2,826,000)	$(2,039,000)	$212,000

Numerator for extraordinary loss on early extinguishment of debt	$—	$(219,000)	$—
Numerator for net (loss) income per share:
Net (loss) income	$(5,103,000)	$(10,804,000)	$430,000
Preferred stock dividends	(218,000)	(220,000)	(223,000)

Numerator for net (loss) income per share	$(5,321,000)	$(11,024,000)	$207,000

Denominator for loss per share:
Weighted average common stock shares	9,490,127	9,241,355	7,664,215
Basic and diluted loss per share:
(Loss) income from continuing operations	$(0.26)	$(0.95)	$0.00
(Loss) income from discontinued operations	$(0.30)	$(0.22)	$0.03
Extraordinary loss on early Extinguishment of debt	$—	$(0.02)	$—
Net (loss) income	$(0.56)	$(1.19)	$0.03

The diluted computations for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, did not assume the exercise of stock options and warrants, nor the conversion of preferred stock due to their antidilutive effect on (loss) income per share.  At February 1, 2003, there were options to purchase 1,401,460 shares of stock, warrants to purchase 522,464 shares of stock and preferred stock convertible into 1,148,595 shares of stock outstanding.  See Note 15 for further information on stock options and warrants, and Note 9 for details on convertible preferred stock.

NOTE 13.  SEGMENT AND RELATED INFORMATION

The Company has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”  This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim financial reports issued to shareholders.

The Company’s reportable segments are the various distribution channels used to market its products. The Company’s products have similar purposes and uses in each channel of distribution, but profitability varies among the channels. The Company considers itself a single line of business with products that are marketed through direct marketing (catalog, electronic commerce and telemarketing), retail (100% Company- owned stores) - See Note 3 to the Consolidated Financial Statements “Discontinued Operations,” wholesale, sales to franchisees channels and joint venture retail stores.  In addition, the Company generates revenue from providing framing services to outside corporate businesses on a contract fee basis.  The Company has four reportable segments – Direct Marketing -

Successories, Retail Company-owned stores - See Note 3 to the Consolidated Financial Statements “Discontinued Operations,” Sales to Franchisees, and other segments (Wholesale, Contract Framing and Joint Venture Retail Stores).

The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income (loss) before other income (expense), income taxes and extraordinary items.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.  Certain prior year amounts have been reclassified to conform with the current year presentation for the discontinued operations.  The “Corporate” row includes corporate related items not allocated to reportable segments.

	Net Sales	Segment Profit (Loss)	Total Assets	Capital Expenditures	Depreciation and Amortization

Year Ended February 1, 2003:
Direct Marketing Successories	$27,261,000	$2,967,000	$2,579,000	$12,000	$268,000
Sales to Franchisees	2,569,000	227,000	518,000	—	11,000
Other Segments	2,304,000	496,000	757,000	8,000	36,000
Corporate	—	(5,967,000)	6,866,000	24,000	1,467,000
CONTINUING OPERATIONS	$32,134,000	$(2,277,000)	$10,720,000	$44,000	$1,782,000
Retail 100% owned Stores	$5,197,000	$(2,826,000)	$5,000	$3,000	$876,000

Year Ended February 2, 2002:
Direct Marketing Successories	$27,433,000	$2,339,000	$7,160,000	$78,000	$266,000
Sales to Franchisees	4,201,000	310,000	938,000	—	10,000
Other Segments	3,362,000	198,000	581,000	—	46,000
Corporate	—	(11,393,000)	5,391,000	191,000	1,923,000
CONTINUING OPERATIONS	$34,996,000	$(8,546,000)	$14,070,000	$269,000	$2,245,000
Retail 100% owned Stores	$7,325,000	$(2,039,000)	$1,891,000	$60,000	$1,162,000

Year Ended February 3, 2001:
Direct Marketing Successories	$33,620,000	$5,895,000	$4,035,000	$139,000	$287,000
Sales to Franchisees	6,466,000	1,487,000	1,370,000	—	29,000
Other Segments	4,744,000	1,111,000	1,339,000	2,000	99,000
Corporate	—	(8,275,000)	19,307,000	387,000	1,862,000
CONTINUING OPERATIONS	$44,830,000	$218,000	$26,051,000	$528,000	$2,277,000
Retail 100% owned Stores	$8,500,000	$212,000	$2,740,000	$18,000	$563,000

The Company utilizes its facilities and majority of its assets interchangeably among each distribution channel.  Assets that relate specifically to a reportable segment have been included in the above table. Assets identified to the reportable segments are primarily cash, receivables, inventory, prepaid catalogs, property and equipment, and intangibles.

The following table presents the details for Corporate:

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001

Corporate administrative expenses	$4,381,000	$4,077,000	$4,387,000
Unallocated depreciation and amortization expense	1,467,000	1,923,000	1,862,000
Interest expense and other	221,000	301,000	1,725,000
Income tax expense (benefit)	(102,000)	4,873,000	301,000
Extraordinary loss on early debt extinguishment	—	219,000	—
	$5,967,000	$11,393,000	$8,275,000

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

The Company’s operations are principally in North America. No single foreign country or geographic area is significant to the consolidated operations.  Long-lived assets are all located in North America.

The Company’s products include distinctive lines of wall decor, desktop accessories, books and stationery, personalized gifts and awards. In addition, the Company sells other motivational products supplied by third parties.

For the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 net product sales by product categories were as follows:

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001

Wall Décor	42%	45%	44%
Desktop accessories	20%	17%	23%
Books and stationery	13%	13%	18%
Personalized gifts and awards	19%	19%	14%
Other	6%	6%	1%

For the above noted years, no single customer or group under common control represented 10% or more of the Company’s sales.

NOTE 14.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to the consolidated statements of cash flows are as follows:

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
Cash paid during the year for:
Income taxes	$4,000	$95,000	$41,000
Interest	102,000	139,000	755,000

Noncash investing and financing activities:
Preferred stock dividends	$164,000	$164,000	$322,000

NOTE 15.  OPTIONS AND WARRANTS

The Company has a stock option plan (the “Option Plan”) which provides for the grant of stock options to directors, executive officers and other employees of the Company.  On July 24, 2001, the number of the Company’s common stock shares available for grant under the Option Plan increased from 1,700,000 to 2,500,000 shares.  The number of options to be granted or issued and the terms thereof are approved by the Compensation Committee of the Company’s Board of Directors,

which is comprised of non-employee directors.  The exercise price of the options is equal to the fair market value of the common stock on the date of grant.  Options granted under the Option Plan generally vest after three to five years and expire ten years from the date of grant.

A summary of the status of the Option Plan as of February 1, 2003, February 2, 2002 and February 3, 2001, and changes during the periods then ended are as follows:

	Fiscal Year Ended February 1, 2003		Fiscal Year Ended February 2, 2002		Fiscal Year Ended February 3, 2001
	Shares	Weighted Average Ex. Price	Shares	Weighted Average Ex. Price	Shares	Weighted Average Ex. Price

Outstanding, beg. of year	1,305,460	$4.67	1,134,460	$5.03	1,097,460	$5.27
Converted under plan	—	—	75,000	2.87	—	—
Granted	—	—	177,250	1.94	85,000	1.92
Exercised	—	—	—	—	—	—
Forfeited	(27,000)	(2.51)	(6,250)	(4.04)	(48,000)	(5.05)
Expired/canceled	—	—	—	—	—	—
Outstanding, end of year	1,278,460	4.71	1,305,460	4.67	1,134,460	5.03
Exercisable, end of year	1,142,660	5.00	1,060,818	5.17	918,976	5.47
Weighted-average fair value of options granted		—		1.79		1.55

The following table summarizes information about options and warrants outstanding at February 1, 2003:

	Outstanding			Exercisable
	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Range of exercise prices for options:
$1.70 – 2.55	261,000	7.2	$1.99	171,200	$2.00
2.62 – 3.25	193,000	6.1	2.89	147,000	2.91
5.33 – 8.00	802,460	1.8	5.82	802,460	5.82
8.25 – 9.00	7,000	3.0	8.79	7,000	8.79
14.66	15,000	1.8	14.66	15,000	14.66
	1,278,460			1,142,660

The Company had a non-compensatory Employee Stock Purchase Plan which expired in September 2001.  The Company intends that the Stock Purchase Plan qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.  Generally, the Stock Purchase Plan provides for qualifying employees to elect to have a percentage of their compensation used to purchase shares of the Company’s common stock.  Shares purchased under the Stock Purchase Plan totaled 0, 18,691 and 24,625 for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

The Company has also issued stock warrants in connection with certain financing transactions.  Such warrants generally vest immediately and expire five to eight years from the date of issuance.  As of February 1, 2003, warrants for 522,464 shares to purchase common stock of the Company were outstanding and exercisable.  These warrants have a weighted average exercise price of $2.00 and a weighted average remaining contractual life of 2.5 years.

The Company measures compensation cost for its stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation has been recognized for the Company’s stock plans in the consolidated financial statements.

In addition, the Company has issued 123,000 non-qualified options to certain employees, directors and former directors.  These options have a weighted average contractual life of 1.4 years and a weighted average exercise price of $5.25.  Currently, 110,600 of the non-qualified options are exercisable with a weighted average exercise price of $5.60.

During the year ended February 1, 2003, each of the five non-employee directors received an annual grant of shares of the Company's common stock pursuant to its Stock Option Plan equal in value to a total of $20,000, paid in quarterly installments, at a price equal to the trailing 10-day average closing price of the Company's common stock prior to the end of the quarter for which such shares are issued.  At February 1, 2003, the shares for the fourth quarter were outstanding.

NOTE 16.  401(k) PLAN

The Company has a 401(k) Retirement Savings Plan in which all full-time employees who have completed one year of service are eligible to participate.  Enrollment is open on the January 1st, April 1st, July 1st, or October 1st immediately following one year of service.  The Company matches 20% of each employee’s contribution, up to a maximum of 6% of base salary.  The Company’s contributions to the 401(k) Plan were $42,000, $54,000, and $51,000, for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

NOTE 17.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate office and manufacturing/warehouse space under the terms of a lease agreement which expires in July 2009.  The Company is responsible for all taxes, maintenance, insurance and operating expenses.  The lease provides for three renewal options of five years each.

The two joint venture retail store locations are leased under agreements which expire January, 2005 and November, 2009.  The leases contain renewal options and escalation clauses and generally provide that the Company pay its proportionate share of the taxes, maintenance and insurance costs.  In addition, leases require contingent payments based on sales.

The future minimum rental payments for all operating leases with noncancelable terms in excess of one year as of February 1, 2003, are as follows:

	Office and Warehouse	Joint Venture Locations	Total
Fiscal year ending:
January 31, 2004	$790,000	$136,000	$926,000
January 29, 2005	811,000	140,000	951,000
January 28, 2006	831,000	66,000	897,000
February 3, 2007	851,000	72,000	923,000
February 2, 2008	873,000	74,000	947,000
Thereafter	1,196,000	142,000	1,338,000
	$5,352,000	$630,000	$5,982,000

Rental expense for all operating leases was $2,019,000, $2,369,000 and $2,164,000, for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

In addition, the Company is a guarantor on two of the franchised retail store location leases.

Employment Agreements

The Company has employment agreements with certain key officers.  The agreements provide for aggregate annual salaries of $325,000, and contain confidentiality and noncompetition provisions.  The agreements expire from 2003 through 2004.

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

Letter of Credit

The Company has a standby letter of credit outstanding in the amount of $250,000 that is secured by a certificate of deposit.  The letter of credit serves as security for the lease of the Company’s corporate office and manufacturing/warehouse facility.

Duff & Phelps Agreement

On May 3, 2002, the Company executed an engagement letter with Duff & Phelps, LLC.  Under the engagement letter, Duff & Phelps would act as the Company’s exclusive financial advisor in connection with the proposed sale of the Company.  In consideration for the services to be rendered, the Company paid Duff & Phelps a consulting fee of $50,000.  In addition, the Company has agreed to pay a transaction fee upon the closing of a sale equal to 3.5% of the consideration (as defined in the engagement letter) involved in the sale, which fee shall not be less than $400,000.  Duff & Phelps shall credit the consulting fee against the transaction fee.  The Company has also agreed to reimburse Duff & Phelps for its reasonable out-of-pocket expenses, including the fees of its legal counsel, and to indemnify Duff & Phelps against certain liabilities, including liabilities under the federal securities laws, relating to, arising out of, or in connection with its engagement.

Legal Matters

The Company was named as a defendant in a case filed by Pyramid Company of Buffalo (“Plaintiff”). Pyramid Company of Buffalo v Successories, Inc. (Index No. 2002-8509) was filed in the State of New York Supreme Court in the County of Erie on August 15, 2002.  Plaintiff alleged that the Company entered into a lease agreement with Plaintiff and was in default under the lease agreement due to failure to pay rent.  Plaintiff sought the sum of $9,415.27 as and for past due rents; all rents that may accrue; and such other and further relief as seems just and proper to the Court.  The parties settled the matter by entering into a Termination and Release Agreement dated January 31, 2003

The Company was named as a defendant in a case filed by EKLECCO L.L.C. (“Plaintiff”). EKLECCO L.L.C. v Successories, Inc. (Index No. 2002-5591) was filed in the State of New York Supreme Court in the County of Erie on August 14, 2002.  Plaintiff alleged that the Company entered into a lease agreement with Plaintiff and was in default under the lease agreement due to failure to pay rent.  Plaintiff sought the sum of $11,513.47 as and for past due rents; all rents that may accrue; and such other and further relief as seems just and proper to the Court. The parties settled the matter by entering into a Termination and Release Agreement dated January 31, 2003

The Company was named as a defendant in a case filed by Pyramid Crossgates Company (“Plaintiff”).  Pyramid Crossgates Company v Successories, Inc. (Index No. 2002-5653) was filed in the State of New York Supreme Court in the County of Erie on August 14, 2002.  Plaintiff alleged that the Company entered into a lease agreement with Plaintiff and was in default under the lease agreement due to failure to pay rent.  Plaintiff sought the sum of $10,992.96 as and for past due rents; all rents that may accrue; and such other and further relief as seems just and proper to the Court. The parties settled the matter by entering into a Termination and Release Agreement dated January 31, 2003

The Company was named as a defendant in a case filed by Scottsdale Fashion Square Partnership (“Plaintiff”).  Scottsdale Fashion Square Partnership v Celex Group, Inc. (now Successories, Inc.) (No. CV2002-

016540) was filed in the Superior Court of the State of Arizona in the County of Maricopa.  Plaintiff alleged that the Company entered into a lease agreement with Plaintiff and was in default under the lease agreement due to failure to pay rent.  Plaintiff sought an order for immediate possession of the premises and all fixtures, trade fixtures, and tenant improvements; a writ of restitution; the sum of $17,231.46 for unpaid rent, accrued interest and late charges; interest on unpaid rent and late charges at the rate of 18% per annum; all rents that accrue with interest at the rate of 18% per annum, late charges at the rate of 5%, plus applicable rental tax thereon at the rate of 1.9%, court costs with interest thereon at the rate of 10% per annum; and such other further relief as the Court deemed just and proper.  The parties settled the matter by entering into a Mutual Release and Cancellation of Lease Agreement dated November 8, 2002.

Except as noted above, there are no other material pending legal proceedings against the Company.  The Company is, however, at times involved in routine litigation arising in the ordinary course of its business and, while the results of such proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 18.  NEW ACCOUNTING PRONOUNCEMENTS

During the second quarter ended August 3, 2002, the Company adopted FASB No. 144 “Accounting for the Impairment or Disposal of Long-Live Assets.”  The provisions of FASB No. 144 were applied to the Company’s plan to close all of its 100% owned retail stores.  The operations of the Company’s 100% owned retail stores can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the Company.  Accordingly, the operations of the 100% owned retail stores, net of applicable income tax effect have been presented as discontinued operations and prior period statements of operations have been reclassified accordingly.  (See Note 3 to the Consolidated Financial Statements for further information).

In May 2002, the Financial Accounting Standards Board issued FASB No. 145 “Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” FASB No. 145 is effective for fiscal years beginning after May 14, 2002 unless adopted earlier.  FASB 145 requires the stringent criteria of Accounting Principles Board No. 30 to be applied to debt extinguishments.  Prior debt extinguishments that do not qualify will be reclassified as ordinary. FASB No. 145 also amends the requirements for certain lease modifications which result in a change in classification of the lease from a capital lease to an operating lease.  In addition FASB No. 145 provides guidance regarding the trucking industry’s deregulation that occurred in 1980.  The Company has not yet adopted FASB No. 145.  The adoption of FASB No. 145 will result in increasing the loss from continuing operations by $219,000, which was previously classified as an extraordinary item for the year ended February 2, 2002.

In June 2002, FASB No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” was issued.  FASB No. 146 covers accounting for costs associated with exit or long-lived asset disposal activities, such as restructurings , consolidation or closing of facilities, lease termination cost, and employee relocation or severance cost. FASB No. 146 replaces Emerging Issues Task Force (EITF) 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  Early application is encouraged.  One of the provisions of FASB No. 146 changes the timing of when companies recognize costs associated with exit or disposal activities, so that the costs would generally be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Company adopted FASB No. 146 in the second quarter of fiscal 2002.  See Note 3 to the Consolidated Financial Statements for a discussion of the discontinuance of the Company’s 100% owned retail operations.

On October 3, 2002, FASB No. 147, “Acquisitions of Certain Financial Institutions” was issued. FASB No. 147 covers accounting for purchase transactions and intangible assets of financial institutions. FASB No. 147 is effective on October 1, 2003.  The adoption of FASB No. 147 did not to have a material impact on the Company’s results of operations or financial condition.

In December 2002, FASB No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” was issued.  This statement amends FASB Statement 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results (See Notes 2 and 16).  SFAS 148 is effective for fiscal years ending after December 15, 2002.  Statement 123 required prospective application of the fair value recognition provisions to new awards granted after the beginning of the period of adoption.  Statement 148 allows this prospective treatment for changes to fair value recognition in fiscal years beginning before December 16, 2003, and permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation: the modified prospective method (recognize stock-based employee compensation cost from the beginning of the fiscal year in which FAS 123 is first applied as if the fair value method had been used for all awards, modifications or settlements for fiscal years beginning after December 15, 1994) and the retroactive restatement method (restate all periods presented to reflect retroactive adoption of the provisions of FAS 123 for all awards granted, modified or settled for fiscal years beginning after December 15, 1994).   The prospective method prescribed in FAS 123 will not be allowed for fiscal years beginning after December 16, 2003.  The Company has opted to continue accounting for its stock options under the intrinsic value method prescribed in APB Opinion No. 25 for the year ended February 1, 2003, with a tabular disclosure of proforma information as if the fair value method had been adopted, as displayed in Note 2 to the Consolidated Financial Statements.

NOTE 19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	(dollars in thousands, except for share data)
Year Ended February 1, 2003 (Fiscal 2002):	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
Net sales	$8,526	$7,163	$7,914	$8,531
Gross margin	4,536	3,761	4,279	4,753
Loss from continuing operations	(532)	(1,172)	(315)	(258)
Loss from discontinued operations	(431)	(1,108)	(675)	(612)
Net loss	(963)	(2,280)	(990)	(870)
Net loss per share:
Basic and diluted	(0.11)	(0.25)	(0.11)	(0.09)

Year Ended February 2, 2002 (Fiscal 2001):	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
Net sales	$9,503	$8,058	$8,487	$8,948
Gross margin	5,164	4,290	4,192	4,361
Loss from continuing operations	(1,004)	(2,234)	(813)	(4,495)
Loss from discontinuing operations	(339)	(599)	(958)	(143)
Net loss	(1,562)	(2,833)	(1,771)	(4,638)
Net loss per share:
Basic and diluted	(0.18)	(0.31)	(0.20)	(0.50)

Operating results include an income tax expense charge of $1,000,000 in the second quarter fiscal 2001 and $3,873,000 in the fourth quarter fiscal 2001, to record an increase in the valuation allowance to fully reserve for the deferred tax asset balance.  The total income tax expense charge of $4,873,000 was allocated to continuing operations.

NOTE 20.  MANAGEMENT PLANS

Due to the continuing soft economic climate and the substantial loss before income taxes and extraordinary items of $5,712,000 sustained in fiscal 2001, the Company retained the professional services of Duff & Phelps, LLC, an investment banking and financial advisory firm to assist with the sale of the Company.  As a result, on

February 13, 2003, the Company announced that it had entered into a definitive merger agreement with S.I. Acquisition LLC, an Illinois limited liability company formed principally for the benefit of Jack Miller, the Company’s Chairman, members of his family and Howard I. Bernstein, a Board Member of the Company.  The merger agreement provides that, at the closing of merger, each outstanding share of the Company’s common stock will convert into the right to receive $0.30, and each outstanding share of the Company’s Series B preferred stock will convert into the right to receive $15 (the stated value of each share of Series B preferred stock ) plus all accrued and unpaid dividends in cash (other than Company Series B convertible preferred stock owned by S.I. Acquisition).  As a result of the merger, the Company will become a privately held company and its common stock will no longer be quoted on the OTCBB.  Accordingly upon closing, the registration of the Company’s common stock under the Securities Exchange Act of 1934, as amended, will terminate.  After the merger, the Company will continue to operate from its headquarters in Aurora, Illinois.  The Company may terminate the merger agreement if it receives an acquisition proposal that is superior to the current transaction.  Upon such termination, the Company would reimburse S.I. Acquisition for its expenses, not to exceed $150,000.  The closing of the merger is subject to various conditions, including shareholder approval.  The Company will solicit shareholder approval by means of a proxy statement.  Preliminary proxy materials were filed with the Securities and Exchange Commission (SEC) on March 7, 2003.  The Company is in the process of responding to comments from the SEC and anticipates filing and mailing definitive proxy materials to shareholders in the second quarter of 2003.  There can be no assurance that the merger will be consummated.

The Company will continue its primary focus on sales growth in the direct marketing channel, support of its current franchisees and joint venture retail stores, and servicing its current wholesale business customers.  The current credit facility agreement expires on June 1, 2003, but the bank has agreed to extend the term of the credit facility to June 30, 2003. The bank has not given indication that they intend to renew the credit facility agreement.  The Company continues discussions with various financing sources for funding alternatives to its current credit facility, and to date has not been able to secure alternate financing.  The Company is currently in discussions with two banks to obtain a credit facility in the event the pending merger transaction with S.I. Acquisition LLC closes.  In each case, the banks are requiring a personal guarantee or pledge of assets from the Company’s Chairman of the Board, Jack Miller.  The Company’s recurring losses from operations and liquidity issues raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

SUCCESSORIES, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of Period	Charged to costs and Expenses	(1) Deductions	Balance at end of Period
February 1, 2003
Allowance for doubtful accounts	$326,000	$240,000	$(188,000)	$378,000
Reserve for sales returns	125,000	352,000	(373,000)	104,000
Reserve for obsolescence	583,000	—	(176,000)	407,000
Deferred tax valuation allowance	9,950,000	1,795,000	—	11,745,000

February 2, 2002
Allowance for doubtful accounts	$469,000	$355,000	$(498,000)	$326,000
Reserve for sales returns	114,000	556,000	(545,000)	125,000
Reserve for obsolescence	497,000	342,000	(256,000)	583,000
Deferred tax valuation allowance	2,976,000	6,974,000	—	9,950,000

February 3, 2001
Allowance for doubtful accounts	$374,000	$528,000	$(433,000)	$469,000
Reserve for sales returns	175,000	583,000	(644,000)	114,000
Reserve for obsolescence	324,000	215,000	(42,000)	497,000
Deferred tax valuation allowance	2,976,000	—	—	2,976,000

(1)  Write-offs, net of recoveries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUCCESSORIES, INC.

Date:	May 1, 2003	By:	/s/ Jack Miller
Jack Miller Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Jack Miller	May 1, 2003
Jack Miller Chairman of the Board of Directors

/s/ John C. Carroll	May 1, 2003
John C. Carroll Interim President and Chief Executive Officer (Interim Principal Executive Officer) Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

/s/ Arnold M. Anderson	May 1, 2003
Arnold M. Anderson Director

/s/ Howard I. Bernstein	May 1, 2003
Howard I. Bernstein Director

/s/ Larry A. Hodges	May 1, 2003
Larry A. Hodges Director

/s/ Leslie Nathanson Juris	May 1, 2003
Leslie Nathanson Juris Director

CERTIFICATION

I, John C. Carroll, Interim President and Chief Executive Officer (Interim Principal Executive Officer) Chief Financial and Chief Operating Officer (Principal Financial and Accounting Officer) of Successories, Inc., certify that:

1.               I have reviewed this annual report on Form 10-K of Successories, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003	/s/ JOHN C. CARROLL

John C. Carroll Interim President and Chief Executive Officer (Interim Principal Executive Officer) Chief Financial, and Chief Operating Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between S.I. Acquisition LLC and the Registrant, dated as of February 13, 2003 (21)

3.1	Articles of Incorporation of Registrant - Amended and Restated as of October 28, 1999 (12)

3.2	By-laws of Registrant (9)

3.3	Amendment No.1 to By-Laws of Registrant (21)

3.4	Amended and Restated Certificate of Designation of Series A and Series B Convertible Preferred Stock (10)

4.1	Specimen Common Stock Certificate (9)

4.2	Specimen Series A Convertible Preferred Stock Certificate (11)

4.3	Specimen Series B Convertible Preferred Stock Certificate (11)

10.1	Form of Franchising Agreement (9)

10.3	Successories, Inc. Amended and Restated Stock Option Plan (15)

10.4	Joint Venture Agreement with Morrison DFW, Inc. and related documents (1)

10.5	Indemnification Agreement dated April 7, 1999 between the Company and Arnold M. Anderson (8)

Indemnification Agreements in the form filed were also entered into by the Messrs. Seamas T. Coyle, Timothy C. Dillon, C. Joseph LaBonte, Steven B. Larrick, Michael H. McKee, Mervyn C. Phillips, Jr., Guy E. Snyder, Gary J. Rovansek, R. Scott Morrison, Jr., Jack Miller, Howard I. Bernstein, Larry A. Hodges, and Leslie Nathanson Juris.

10.6	Common Stock Option Agreement granted to Arnold M. Anderson and Incentive Stock Option Agreement granted to Arnold M. Anderson (2) *

10.7 (a)	Employment Agreement with Arnold M. Anderson dated March 1, 1996 (3) *

10.7 (b)	Amendment to Employment Agreement with Arnold M. Anderson dated March 1, 1996 (12) *

10.7 (c)	Amendment to Employment Agreement with Arnold M. Anderson dated January 14, 1997 (12) *

10.7 (d)	Addendum to Employment Agreement with Arnold M. Anderson dated February 16, 2000 (12) *

10.7 (e)	Amendment to Employment Agreement with Arnold M. Anderson dated October 1, 2001 (18) *

10.8	Employment Agreement with Michael H. McKee dated June 1, 1999 (9) *

10.9	Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997 (4)

10.11	First Amendment to Credit Agreement between the Company and The Provident Bank dated as of July 16, 1997 (4)

10.12	Lease Agreement between LaSalle National Trust, N.A. as Trustee under Trust No. 120358 and Celex Group, Inc. (5)

10.13	Second Amendment to Credit Agreement between the Company and The Provident Bank dated as of May 14, 1998 (5)

10.14	Third Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 1, 1998 (6)

10.15	Employment Agreement with Gary Rovansek dated October 29, 1998 (6)*

10.16	Fourth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 28, 1999 (8)

10.17	Warrants to Purchase Common Stock of the Company granted to Provident Financial Group, Inc. dated as of April 29, 1999 (8)

10.18	Preferred Stock Purchase Agreement, dated as of May 28, 1999, by and among the Company and the investors (7)

10.19	Registration Rights Agreement, dated as of May 28, 1999, by and among the Company and the investors (7)

10.20	Preferred Stock Purchase Agreement, dated as of October 18, 1999, by and among the Company and the investors (10)

10.21	Amendment No. 1 to the Registration Rights Agreement, dated as of October 18, 1999, by and among the Company and the investors (10)

10.22	Fifth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 6, 2000 (13)

10.23	Sixth Amendment to Credit Agreement between the Company and The Provident Bank dated as of August 28, 2000 (14)

10.24	Joint Venture Agreement with Celebrating Excellence of Minnesota, Inc. and related documents (16)

10.25	Seventh Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 4, 2001 (17)

10.26	Eighth Amendment to Credit Agreement between the Company and The Provident Bank dated as of December 3, 2001 (18)

10.26	Ninth Amendment to Credit Agreement between the Company and the Provident Bank dated as of June 13, 2002 (19)

10.27	Retention Agreement with Gary J. Rovansek dated August 20, 2002 (19)*

10.28	Retention Agreement with John C. Carroll dated August 20, 2002 (19)*

10.29	Retention Agreement with John F. Halpin dated August 20, 2002 (19)*

10.30	Retention Agreement with Michael McKee dated August 20, 2002 (19)*

10.31	Retention Agreement with Gregory J. Nowak dated August 20, 2002 (19)*

10.32	Tenth Amendment to Credit Agreement between the Company and the Provident Bank dated as of September 11, 2002 (20)

10.33	Retention Agreement with James W. Brintnall dated December 5, 2002 (20)*

10.34	Eleventh Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 25, 2003 (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Crowe Chizek and Company LLC (filed herewith)

99.1	Certification of Chief Executive Officer (Interim) and Chief Financial Officer (filed herewith)

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit.

(1)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

(2)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended February 3, 1996, and incorporated herein by reference.

(3)	Previously filed with the Company’s Form 10-Q Report for the quarter ended August 3, 1996, and incorporated herein by reference.

(4)	Previously filed with the Company’s Form 10-Q Report for the quarter ended November 1, 1997, and incorporated herein by reference.

(5)	Previously filed with the Company’s Form 10-Q Report for the quarter ended May 2, 1998, and incorporated herein by reference.

(6)	Previously filed with the Company’s Form 10-Q Report for the quarter ended October 31, 1998, and incorporated herein by reference.

(7)	Previously filed with the Company’s Current Report on Form 8-K filed on June 10, 1999, reporting date of event June 7, 1999, and incorporated herein by reference.

(8)	Previously filed with the Company’s Form 10-Q Report for the quarter ended May 1, 1999, and incorporated herein by reference.

(9)	Previously filed with the Company’s Form 10-Q Report for the quarter ended July 31, 1999, and incorporated herein by reference.

(10)	Previously filed with the Company’s Current Report on Form 8-K filed on November 4, 1999, reporting date of event October 18, 1999, and incorporated herein by reference.

(11)	Previously filed with the Company’s Form 10-Q Report for the Quarter ended October 30, 1999, and incorporated herein by reference.

(12)	Previously filed with the Company’s Annual Report on form 10-K for the year ended January 29, 2000, and incorporated herein by reference.

(13)	Previously filed with the Company’s Form 10-Q Report for the Quarter ended April 29, 2000, and incorporated herein by reference.

(14)	Previously filed with the Company’s Form 10-Q Report for the Quarter ended October 28, 2000, and incorporated herein by reference.

(15)	Previously filed with the Company’s Proxy Statement Schedule 14A filed on May 31, 2001, and incorporated herein by reference.

(16)	Previously filed with the Company’s annual report on Form 10-K for the year ended February 3, 2001, and incorporated herein by reference.

(17)	Previously filed with the Company’s Form 10-Q Report for the Quarter ended November 3, 2001, and incorporated herein by reference.

(18)	Previously filed with the Company’s Form 10-K Report for the year ended February 2, 2002, and incorporated herein by reference

(19)	Previously filed with the Company’s Form 10-Q Report for the quarter ended August 3, 2002, and incorporated herein by reference

(20)	Previously filed with the Company’s Form 10-Q Report for the quarter ended November 2, 2002, and incorporated herein by reference

(21)	Previously filed with the Company's Current Report on Form 8-K dated February 13, 2003 and incorporated herein by reference.