Form 10-K/A
period 2003-02-01
SUCCESSORIES INC
filed 2003-05-12
CIK 911323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒ AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

None

*  Including rights related thereto

SUCCESSORIES, INC.

FORM 10-K/A

FISCAL YEAR ENDED FEBRUARY 1, 2003

Explanatory Note:

Registrant files this Amendment No. 1 to Form 10-K/A ("Amendment") to (i) correct an error in the line item description for "Convertible preferred stock" in the Consolidated Balance Sheets and (ii) include statements with regards to the liquidation values of the Registrant's Series A and B Convertible Preferred Stock in "NOTE 9.  CONVERTIBLE PREFERRED STOCK" to the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003; originally filed on May 2, 2003 ("Original Filing").

This Amendment sets forth the complete text of the Original Filing, as amended. Other than as stated above and other conforming changes, the Company has not updated the disclosure in this Amendment to reflect information as of any later date.

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

Crowe Chizek and Company LLC
Oak Brook, Illinois
April 2, 2003, except for Note 7 as
to which the date is April 25, 2003

SUCCESSORIES, INC.

CONSOLIDATED BALANCE SHEETS

	February 1, 2003	February 2, 2002
ASSETS
Current assets:
Cash and cash equivalents	$589,000	$602,000
Accounts and notes receivable, net	1,913,000	2,445,000
Inventories, net	3,278,000	5,005,000
Prepaid catalog expenses	1,320,000	1,683,000
Other prepaid expenses	665,000	857,000
Total current assets	7,765,000	10,592,000
Restricted cash	250,000	250,000
Property and equipment, net	1,993,000	3,914,000
Notes receivable	—	17,000
Deferred financing costs and debt discount, net	43,000	181,000
Intangibles and other assets, net	674,000	1,007,000
TOTAL ASSETS	$10,725,000	$15,961,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$1,131,000	$1,483,000
Accounts payable	1,792,000	1,488,000
Accrued expenses and deferred income taxes	1,692,000	1,761,000
Total current liabilities	4,615,000	4,732,000
Minority interest	6,000	47,000

Stockholders’ equity:
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 503,092 of Series A and 101,667 of Series B shares issued and outstanding; liquidation value of $2.425 per share plus accrued dividends for Series A ($1,219,998 in the aggregate) and liquidation value of $15.00 per share plus accrued dividends for Series B ($1,525,005 in the aggregate)	6,000	6,000
Common stock, $.01 par value; 20,000,000 shares authorized 9,750,729 and 9,313,884 shares issued and outstanding, respectively	98,000	93,000
Common stock warrants	2,324,000	2,324,000
Notes receivable from stockholders	(115,000)	(118,000)
Additional paid-in capital	33,556,000	33,321,000
Accumulated deficit	(29,701,000)	(24,380,000)
Accumulated other comprehensive loss	(64,000)	(64,000)
Total stockholders’ equity	6,104,000	11,182,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,725,000	$15,961,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
Net product sales	$32,134,000	$34,996,000	$44,830,000
Cost of goods sold	15,774,000	18,048,000	21,226,000

Gross profit on product sales	16,360,000	16,948,000	23,604,000

Fees, royalties and other income	969,000	1,059,000	1,288,000

Gross margin	17,329,000	18,007,000	24,892,000

Operating expenses	19,487,000	21,379,000	22,648,000

(Loss) income from continuing operations before other expense and income tax	(2,158,000)	(3,372,000)	2,244,000
Other income (expense):
Interest expense	(242,000)	(269,000)	(1,382,000)
Minority interests in subsidiaries	(50,000)	(159,000)	(356,000)
Interest income	57,000	108,000	40,000
Other, net	14,000	19,000	(27,000)

Total other expense	(221,000)	(301,000)	(1,725,000)

(Loss) income from continuing operations before income tax	(2,379,000)	(3,673,000)	519,000

Income tax (benefit) expense	(102,000)	4,873,000	301,000

(Loss) income from continuing operations	(2,277,000)	(8,546,000)	218,000
(Loss) income from discontinued operations	(2,826,000)	(2,039,000)	212,000
(Loss) income before extraordinary item	(5,103,000)	(10,585,000)	430,000
Extraordinary loss on early extinguishment of debt	—	(219,000)	—
Net (loss) income	(5,103,000)	(10,804,000)	430,000

Dividend to preferred shareholders	(218,000)	(220,000)	(223,000)

(Loss) income available to common stockholders	$(5,321,000)	$(11,024,000)	$207,000
Foreign currency translation adjustment	—	(9,000)	9,000

Comprehensive (loss) income	$(5,103,000)	$(10,813,000)	$439,000

(Loss) income per share (basic and diluted):
(Loss) income from continuing operations	$(0.26)	$(0.95)	$0.00
(Loss) income from discontinued operations	$(0.30)	$(0.22)	$0.03
Extraordinary loss on early extinguishment of debt	$—	$(0.02)	—
Net (loss) income	$(0.56)	$(1.19)	$0.03

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Common Stock Warrants	Notes Receivable From Stockholders	Additional Paid-In Capital	Accumulated Deficit
	Convertible Preferred Stock
			Common Stock
	Shares	Amount	Shares	Amount

Balance at January 29, 2000	604,759	$6,000	6,933,213	$69,000	$2,291,000	$(165,000)	$28,840,000	$(13,563,000)

Net income	—	—	—	—	—	—	—	430,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Stock warrants revaluation	—	—	—	—	33,000	—	—	—
Notes receivable payments and write-offs	—	—	—	—	—	17,000	—	—
Common stock transactions:
Sales of common shares	—	—	2,066,206	21,000	—	—	3,976,000	—
Common stock issued in lieu of preferred stock dividends	—	—	181,777	2,000	—	—	320,000	—
Preferred stock transactions:
Preferred stock dividends	—	—	—	—	—	—	—	(223,000)

Balance at February 3, 2001	604,759	$6,000	9,181,196	$92,000	$2,324,000	$(148,000)	$33,136,000	$(13,356,000)

Net loss	—	—	—	—	—	—	—	(10,804,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Notes receivable payments and write-offs	—	—	—	—	—	30,000	—	—
Common stock transactions:
Sales of common shares	—	—	18,691	—	—	—	22,000	—
Common stock issued in lieu of preferred stock dividends	—	—	113,997	1,000	—	—	163,000	—
Preferred stock transactions:
Preferred stock dividends	—	—	—	—	—	—	—	(220,000)

Balance at February 2, 2002	604,759	$6,000	9,313,884	$93,000	$2,324,000	$(118,000)	$33,321,000	$(24,380,000)

Net loss	—	—	—	—	—	—	—	(5,103,000)
Note receivable issued June 6, 2002	—	—	—	—	—	(12,000)	—	—
Notes receivable payments	—	—	—	—	—	15,000	—	—
Common stock transactions:
Common stock issued in conjunctionwith Board of Directors’ fees	—	—	142,325	2,000	—	—	74,000	—
Common stock issued in lieu of preferred stock dividends	—	—	294,520	3,000	—	—	161,000	—
Preferred stock transactions:
Preferred stock dividends	—	—	—	—	—	—	—	(218,000)

Balance at February 1, 2003	604,759	$6,000	9,750,729	$98,000	$2,324,000	$(115,000)	$33,556,000	$(29,701,000)

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at January 29, 2000	$(64,000)	$17,414,000

Net income	—	430,000
Foreign currency translation adjustment	9,000	9,000
Stock warrants revaluation	—	33,000
Notes receivable payments and writeoffs	—	17,000
Common stock transactions:
Sales of common shares	—	3,997,000
Common stock issued in lieu of preferred stock dividends	—	322,000
Preferred stock transactions:
Preferred stock dividends	—	(223,000)

Balance at February 3, 2001	$(55,000)	$21,999,000

Net loss	—	(10,804,000)
Foreign currency translation adjustment	(9,000)	(9,000)
Notes receivable payments and writeoffs	—	30,000
Common stock transactions:
Sales of common shares	—	22,000
Common stock issued in lieu of preferred stock dividends	—	164,000
Preferred stock transactions:
Preferred stock dividends	—	(220,000)

Balance at February 2, 2002	$(64,000)	$11,182,000

Net loss	—	(5,103,000)
Note receivable issued June 6, 2002	—	(12,000)
Notes receivable payments	—	15,000
Common stock transactions:
Common stock issued in conjunction with Board of Directors’ fees	—	76,000
Common stock issued in lieu of preferred stock dividends	—	164,000
Preferred stock transactions:
Preferred stock dividends	—	(218,000)

Balance at February 1, 2003	$(64,000)	$6,104,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
Cash flows from operating activities:
Net (loss) income	$(5,103,000)	$(10,804,000)	$430,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,782,000	2,245,000	2,277,000
Deferred income tax	—	4,873,000	326,000
Amortization of debt discount	139,000	128,000	790,000
Minority interests in subsidiaries	50,000	159,000	356,000
Board of Directors’ Fees	100,000	—	—
(Loss) income from discontinued operations	2,826,000	2,039,000	(212,000)
Extraordinary Loss on early extinguishment of debt	—	219,000	—
	(206,000)	(1,141,000)	3,967,000
Changes in operating assets and liabilities:
Accounts and notes receivable	488,000	1,246,000	(188,000)
Inventories	1,106,000	1,799,000	732,000
Prepaid catalog expenses	364,000	225,000	(369,000)
Other prepaid expenses	(114,000)	(267,000)	(98,000)
Accounts payable	557,000	370,000	(2,905,000)
Accrued expenses	203,000	(915,000)	525,000
Other assets	(291,000)	(388,000)	(403,000)
Net cash provided by operating activities	2,107,000	929,000	1,261,000

Cash flows from investing activities:
Proceeds from notes receivable issued in connection with sale of property and equipment	39,000	58,000	141,000
Reduction in restricted cash	—	—	50,000
Purchases of property and equipment	(44,000)	(269,000)	(528,000)
Net cash used in investing activities	(5,000)	(211,000)	(337,000)

Cash flows from financing activities:
Proceeds from issuing common stock	—	22,000	3,997,000
Preferred stock dividends	(55,000)	(55,000)	—
Notes receivable issued to stockholders	(13,000)	—	—
Proceeds from notes receivable issued to stockholders	15,000	30,000	2,000
Net (repayments) borrowings on revolving credit loan	(352,000)	1,483,000	(2,119,000)
Repayments of long-term debt	—	(3,610,000)	(1,876,000)
Distributions to joint venture partners	(117,000)	(212,000)	(302,000)
Net cash used in financing activities	(522,000)	(2,342,000)	(298,000)

Net cash provided by (used in) continuing operations	1,580,000	(1,624,000)	626,000
Net cash provided by (used in) discontinued operations	(1,593,000)	(242,000)	903,000

Net (decrease) increase in cash	(13,000)	(1,866,000)	1,529,000

Cash and cash equivalents, beginning of period	$602,000	2,468,000	939,000

Cash and cash equivalents, end of period	$589,000	602,000	2,468,000

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

NOTE 9.  CONVERTIBLE PREFERRED STOCK

During the year ended January 29, 2000, the Company authorized and issued 503,092 shares of Series A convertible preferred stock to a group of investors, pursuant to Regulation D of the Securities Act of 1933.  The Series A preferred stock has a par value of $0.01 per share and a purchase price of $2.425 per share. The liquidation value for Series A preferred stock is $2.425 per share plus accrued dividends, $1,219,998 in the aggregate at February 1, 2003 and February 2, 2002.  On October 18, 1999, the Company authorized and issued 101,667 shares of Series B convertible preferred stock to a group of investors, pursuant to Regulation D of the Securities Act of 1933.  The Series B preferred stock has a par value of $0.01 per share and a purchase price of $15 per share. The liquidation value of the Series B preferred stock is $15 per share plus accrued dividends, $1,525,005 in the aggregate at February 1, 2003 and February 2, 2002. The total proceeds of $2,745,000 from the sale of

Series A and Series B preferred stock is comprised of $1,975,000 from the Company’s Chairman of the Board of Directors, a director and an executive officer, and $770,000 from outside investors.  Dividends on the preferred stock accrue and are payable annually in either cash or common stock, at the Company’s or majority of the preferred stockholders discretion, at the rate of 8% per annum, commencing on the date of issuance. Accrued and unpaid dividends shall be paid on (1) April 30, July 31, October 31 and January 31 of each year commencing on July 31, 2000 for Series A preferred stock and October 31, 2000 for Series B preferred stock, to the holders of record as they appear on the books and records of the Company 10 days preceding each payment date, and (2) the date certificates representing common stock of the Company are required to be delivered following any conversion of Series A and Series B convertible preferred stock. Holders of the preferred stock have the right to convert their shares, in whole or in part, into the Company’s common stock.  Each preferred share of Series A and Series B may be converted, at any time at the option of the holder thereof, into a certain number of the Company’s common stock as is determined by dividing the stated value of Series A and Series B preferred stock by the applicable conversion price.  The conversion price initially shall mean, with respect to the Series A preferred stock, an amount equal to $2.425 per share and, with respect to the Series B preferred stock, an amount equal to $2.3625 per share; provided that each such initial conversion price shall be subject to adjustment per the stated terms in the agreement.  The above mentioned issuance of preferred stock also has certain other rights including pre-emptive rights, voting rights, board representation, registration rights and liquidation preference.  At any time commencing one year after the date of issuance of the preferred stock, the holders of a majority of the preferred stock may require the Company to file a registration statement covering the conversion of such preferred stock to common stock.

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

SUCCESSORIES, INC.

Date:	May 12, 2003	By:	/s/ Jack Miller
Jack Miller Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Jack Miller	May 12, 2003
Jack Miller Chairman of the Board of Directors

/s/ John C. Carroll	May 12, 2003
John C. Carroll Interim President and Chief Executive Officer (Interim Principal Executive Officer) Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

/s/ Arnold M. Anderson	May 12, 2003
Arnold M. Anderson Director

/s/ Howard I. Bernstein	May 12, 2003
Howard I. Bernstein Director

/s/ Leslie Nathanson Juris	May 12, 2003
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

Date: May 12, 2003	/s/ JOHN C. CARROLL

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