Form 10-Q
period 2003-05-03
SUCCESSORIES INC
filed 2003-06-17
CIK 911323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 3, 2003

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

(630) 820-7200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐       No ☒

Registrant had 9,966,130 shares of common stock, $.01 par value, outstanding as of May 31, 2003.

SUCCESSORIES, INC.

PART  I.    FINANCIAL INFORMATION

SUCCESSORIES, INC.

Consolidated Balance Sheets

(Unaudited)

	May 3, 2003	February 1, 2003
ASSETS
Current assets:
Cash and cash equivalents	$727,000	$589,000
Accounts and notes receivable, net	1,654,000	1,913,000
Inventories, net	3,508,000	3,278,000
Prepaid catalog expenses	1,264,000	1,320,000
Other prepaid expenses	633,000	665,000
Total current assets	7,786,000	7,765,000

Restricted cash	250,000	250,000
Property and equipment, net	1,751,000	1,993,000
Deferred financing costs and debt discount, net	11,000	43,000
Intangibles and other assets, net	638,000	674,000

TOTAL ASSETS	$10,436,000	$10,725,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit loan	$1,953,000	$1,131,000
Accounts payable	1,535,000	1,792,000
Accrued expenses and deferred income taxes	1,371,000	1,692,000
Total current liabilities	4,859,000	4,615,000

Minority interest	—	6,000

Stockholders’ equity:
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 503,092 of Series A and 101,667 of Series B shares issued and outstanding; liquidation value $2.425 per share plus accrued dividends for Series A ($1,219,998 in the aggregate) and liquidation value of $15.00 per share plus accrued dividends for Series B ($1,525,005 in the aggregate)	6,000	6,000
Common stock, $.01 par value; 20,000,000 shares Authorized; 9,910,984 and 9,750,729 shares issued and outstanding, respectively	99,000	98,000
Common stock warrants	2,324,000	2,324,000
Notes receivable from stockholders	(115,000)	(115,000)
Additional paid-in capital	33,580,000	33,556,000
Accumulated deficit	(30,253,000)	(29,701,000)
Accumulated other comprehensive loss	(64,000)	(64,000)
Total stockholders’ equity	5,577,000	6,104,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,436,000	$10,725,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	May 3, 2003	May 4, 2002

Net product sales	$7,860,000	$8,526,000
Cost of goods sold	3,738,000	4,178,000

Gross profit on product sales	4,122,000	4,348,000

Fees, royalties and other income	205,000	188,000

Gross margin	4,327,000	4,536,000

Operating expenses	4,743,000	5,105,000

Loss from continuing operations before other expense and income tax	(416,000)	(569,000)
Other income (expense):
Interest expense	(67,000)	(74,000)
Minority interests in subsidiaries	(3,000)	(10,000)
Interest income	10,000	14,000
Other, net	12,000	1,000

Total other expense	(48,000)	(69,000)

Loss from continuing operations before income tax	(464,000)	(638,000)

Income tax expense (benefit)	(7,000)	(106,000)

Loss from continuing operations	(457,000)	(532,000)

Loss from discontinued operations	(40,000)	(431,000)

Net loss	$(497,000)	$(963,000)

Dividend to preferred shareholders	55,000	55,000

Loss available to common stockholders	$(552,000)	$(1,018,000)

Loss per share (basic and diluted):
Loss from continuing operations	$(0.06)	$(0.06)
Loss from discontinued operations	$(0.00)	$(0.05)
Net loss	$(0.06)	$(0.11)

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

Consolidated Statement Of Stockholders’ Equity

(Unaudited)

					Common Stock Warrants	Notes Receivable From Stockholders	Additional Paid-In Capital	Accumulated Deficit
	Convertible Preferred Stock
			Common Stock
	Shares	Amount	Shares	Amount

Balance at February 1, 2003	604,759	$6,000	9,750,729	$98,000	$2,324,000	$(115,000)	$33,556,000	$(29,701,000)

Net loss	—	—	—	—	—	—	—	(497,000)

Common Stock transactions: Common Stock issued in conjunction with Board of Director Fees	—	—	160,255	1,000	—	—	24,000	—

Preferred stock transactions: Preferred stock dividends	—	—	—	—	—	—	—	(55,000)

Balance at May 3, 2003	604,759	$6,000	9,910,984	$99,000	$2,324,000	$(115,000)	$33,580,000	$(30,253,000)

	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at February 1, 2003	$(64,000)	$6,104,000

Net loss	—	(497,000)

Common Stock transactions: Common Stock issued in conjunction with Board of Director Fees	—	25,000

Preferred stock transactions: Preferred stock dividends	—	(55,000)

Balance at May 3, 2003	$(64,000)	$5,577,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	May 3, 2003	May 4, 2002
Cash flows from operating activities:
Net loss	$(497,000)	$(963,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	364,000	518,000
Amortization of debt discount	32,000	32,000
Minority interests in subsidiaries	3,000	10,000
Board of Directors’ fees	15,000	25,000
Loss from discontinuing operations	40,000	431,000
	(43,000)	53,000

Changes in operating assets and liabilities:
Accounts and notes receivable	254,000	315,000
Inventories	(230,000)	(331,000)
Prepaid catalog expenses	56,000	176,000
Other prepaid expenses	32,000	(210,000)
Accounts payable	(257,000)	639,000
Accrued expenses	(286,000)	(178,000)
Other assets	(47,000)	92,000
Net cash (used in) provided by operating activities	(521,000)	556,000

Cash flows from investing activities:
Proceeds from notes receivable issued in connection with sale of property and equipment	—	19,000
Purchase of property and equipment	(16,000)	(15,000)
Net cash (used in) provided by investing activities	(16,000)	4,000

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit loan	822,000	(225,000)
Distributions to joint venture partners	(33,000)	(143,000)

Net cash provided by (used in) financing activities	789,000	(368,000)

Net cash provided by continuing operations	252,000	192,000

Net cash used in discontinuing operations	(114,000)	(289,000)

Net increase (decrease) in cash	138,000	(97,000)

Cash and cash equivalents, beginning of period	589,000	602,000
Cash and cash equivalents, end of period	$727,000	$505,000

The accompanying notes are an integral part of these statements.

SUCCESSORIES, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 1.  DESCRIPTION OF THE BUSINESS

Successories, Inc. and its subsidiaries (collectively the “Company”) design, manufacture, and market a diverse range of motivational and self-improvement products, most of which are the Company’s own proprietary designs.  The Company considers itself a single line of business with products that are marketed currently under the Successories trade name through direct marketing (catalog, electronic commerce and telemarketing), joint venture retail stores, sales to franchisees and wholesale distribution channels.

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

The Company’s fiscal year ends on the Saturday closest to January 31.  References to the three months ended May 3, 2003 and May 4, 2002, refer to the thirteen weeks ended on the dates indicated.

Certain prior year amounts have been reclassified to conform with the current year presentation.  The results of operations for the three months ended May 3, 2003 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

NOTE 3.  STOCK-BASED COMPENSATION

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if expense was measured using the fair value recognition provisions described above:

	Quarter Ended
	May 3, 2003	May 4, 2002

Net loss
As reported	$(497,000)	$(963,000)
Pro forma	(510,000)	(1,028,000)

Basic and diluted net loss per share
As reported	(0.06)	(0.11)
Pro forma	(0.06)	(0.12)

NOTE 4:                  DISCONTINUED OPERATIONS

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

The loss from discontinued operations was $40,000 and $431,000 for the quarter ended May 3, 2003 and May 4, 2002, respectively.  As of May 3, 2003 and February 1, 2003, the assets of discontinued operations were $0 and $5,000, and the liabilities were $0 and $79,000, respectively.  The assets and liabilities of the discontinued operations have been included in the accompanying consolidated balance sheet.

NOTE 5.  INVENTORIES

Inventories are comprised of the following:

	May 3, 2003	February 1, 2003

Finished goods	$2,623,000	$2,400,000
Raw Materials	1,236,000	1,285,000
	3,859,000	3,685,000

Less reserve for obsolescence	(351,000)	(407,000)
	$3,508,000	$3,278,000

NOTE 6.  DEBT

On June 20, 1997, the Company entered into a credit facility agreement with The Provident Bank (the “Bank”), amended most recently on April 25, 2003, which is comprised of a revolving credit loan, term loan and fixed rate loan.  In conjunction with the credit facility agreement, warrants to purchase 150,000 shares of the Company’s common stock were issued to the bank as part of this agreement.  Initially these warrants had exercise prices ranging from $6.19 to $9.73 and expiration dates in June 2001; however, the exercise prices were subsequently adjusted to $2.00 and the expiration dates were extended to June 2005.  The revolving credit loan provides for maximum borrowings of $3,000,000, and the borrowing base is limited to 80% of eligible receivables plus 45% of eligible inventory. A commitment fee of 0.25% is payable on the daily unused amount of the maximum revolving credit commitment.  The facility expires on June 30, 2003, and all borrowings under the facility are secured by substantially all the assets of the Company.  The interest rate on the revolving credit loan is prime plus 2.00%.  Interest is payable monthly.  The interest rate on the outstanding revolving credit loan was 6.25% at May 3, 2003.  As of May 3, 2003, available borrowings on the revolving credit loan were $638,000.  No amounts were outstanding under the term loan or fixed rate loan at February 1, 2003 or February 2, 2002.

On April 25, 2003, the Company obtained an amendment to the credit facility to extend the credit facility expiration from June 1, 2003 to June 30, 2003.  The bank has not given indication that they intend to renew the agreement.  See Note 11 for further information on Management Plans.

The credit facility agreement contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and use of proceeds from certain equity offerings.  As of May 3, 2003, the Company was in compliance with all the debt covenant requirements of the credit facility agreement.

The weighted average interest rates on borrowings outstanding as of May 3, 2003 and May 4, 2002 were 6.3% and 6.8% respectively.

NOTE 7.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to the statements of cash flows are as follows:

	Three Months Ended
	May 3, 2003	May 4, 2002
Cash paid during the period for:
Income taxes	$1,000	$1,000
Interest	28,000	32,000
Non-cash investing and financing Activities:
Preferred stock dividends	$--	$55,000

NOTE 8.  LOSS PER SHARE

The computations of basic and diluted loss per share are as follows:

	Three Months Ended
	May 3, 2003	May 4, 2002
Numerator for loss from continuing operations per share:
Loss from continuing operations	$(457,000)	$(532,000)
Preferred stock dividends	(55,000)	(55,000)

Numerator for loss from continuing operations per share	$(512,000)	$(587,000)

Numerator for loss from discontinued operations per share:	$(40,000)	$(431,000)

Numerator for net loss per share:
Net loss	$(497,000)	$(963,000)
Preferred stock dividends	(55,000)	(55,000)

Numerator for net loss per share	$(552,000)	$(1,018,000)

Denominator for loss per share:
Weighted average common stock shares	9,909,223	9,313,884

Basic and diluted loss per share:
Loss from continuing operations	$(0.06)	$(0.06)
Loss from discontinued operations	$(0.00)	$(0.05)
Net loss	$(0.06)	$(0.11)

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

The Company’s reportable segments are the various distribution channels used to market its products. The Company’s products have similar purposes and uses in each channel of distribution, but profitability varies among the channels. The Company considers itself a single line of business with products that are marketed through direct marketing (catalog, electronic commerce and telemarketing), retail (100% Company-owned stores) - See Note 4 to the Consolidated Financial Statements “Discontinued Operations,” wholesale, sales to franchisees channels and joint venture retail stores.  In addition, the Company generated revenue from providing framing services to outside corporate businesses on a contract fee basis in fiscal 2002.  The Company has four reportable segments – Direct Marketing - Successories, Retail Company-owned stores – See Note 4 to the Consolidated Financial Statements “Discontinued Operations,” Sales to Franchisees and other segments (Wholesale, Contract Framing and Joint Venture Retail Stores).

The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements in the Company’s 10-K.  The Company evaluates the performance of its operating segments based on income (loss) before other income (expense) and income taxes.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.  Certain prior year amounts have been reclassified to conform with the current year presentation for the discontinued operations.  The “Corporate” row includes corporate related items not allocated to reportable segments.

	Net Sales	Segment Profit (Loss)	Total Assets	Capital Expenditures	Depreciation and Amortization

Three Months Ended May 3, 2003:
Direct Marketing Successories	$7,038,000	$659,000	$2,592,000	$—	$57,000
Sales to Franchisees	399,000	73,000	322,000	—	3,000
Other segments	423,000	71,000	438,000	—	7,000
Corporate	—	(1,260,000)	7,084,000	16,000	297,000
CONTINUING OPERATIONS	$7,860,000	$(457,000)	$10,436,000	$16,000	364,000
Retail 100% owned stores	$—	$(40,000)	$—	$—	$—

Three Months Ended May 4, 2002:
Direct Marketing Successories	$7,328,000	$838,000	$3,062,000	$9,000	$66,000
Sales to Franchisees	586,000	20,000	583,000	—	3,000
Other segments	612,000	86,000	632,000	—	9,000
Corporate	—	(1,476,000)	9,338,000	4,000	440,000
CONTINUING OPERATIONS	$8,526,000	$(532,000)	$13,615,000	$13,000	$518,000
Retail 100% owned stores	$1,550,000	$(431,000)	$1,414,000	$2,000	$93,000

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

The following table presents the details for “Corporate”:

	Three Months Ended
	May 3, 2003	May 4, 2002

Corporate administrative expenses	$922,000	$1,073,000
Unallocated depreciation and amortization expense	297,000	440,000
Other expenses	48,000	69,000
Income tax expense (benefit)	(7,000)	(106,000)

	$1,260,000	$1,476,000

Corp orate administrative expenses are primarily charges for those functions not specifically attributable to any specific segment; these functions include the product development, merchandising, information systems, accounting, legal, human resource and executive departments.  Included in the expenses associated with these functions are payroll and related costs, professional fees, information system maintenance costs, office occupancy costs, and property and casualty insurance.

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

For the three months ended May 3, 2003 and May 4, 2002, net product sales by product categories were as follows:

	Three Months Ended
	May 3, 2003	May 4, 2002

Wall décor	45.0%	42.0%
Desktop accessories	15.0%	18.0%
Books and stationery	19.0%	19.0%
Personalized gifts and awards	21.0%	21.0%

NOTE 10.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 provides for certain changes in the accounting treatment of derivative contracts, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates.  The guidance should be applied prospectively.  Management anticipates that the adoption of SFAS No. 149 will not have a material impact on the Company’s consolidated financial statements.

Also in May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets.  Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s third quarter of fiscal 2003.  Management anticipates that the adoption of SFAS No. 150 will not have a material impact on the Company’s consolidated financial statements.

NOTE 11.  MANAGEMENT PLANS

On February 13, 2003, the Company announced that it has entered into a definitive merger agreement with S.I. Acquisition LLC, an Illinois limited liability company formed principally for the benefit of Jack Miller, the Company’s Chairman, members of his family and Howard I. Bernstein, a Board Member of the Company.  The merger agreement provides that, at the closing of the merger, each outstanding share of the Company’s common stock will convert into the right to receive $0.30, and each outstanding share of the Company’s Series B preferred stock will convert into the right to receive $15 (the stated value of each share of Series B preferred stock) plus all accrued and unpaid dividends in cash (other than Company series B convertible preferred stock owned by S.I. Acquisition).  As a result of the merger, the Company will become a privately held company and its common stock will no longer be quoted on the OTCBB.  Accordingly upon closing, the registration of the Company’s common stock under the Securities Exchange Act of 1934, as amended, will terminate.  After the merger, the Company will continue to operate from its headquarters in Aurora, Illinois.  The Company may terminate the merger agreement if it receives an acquisition proposal that is superior to the current transaction.  Upon such termination, the Company would reimburse S.I. Acquisition for its expenses, not to exceed $150,000.  The closing of the merger is subject to various conditions, including shareholder approval.  The Company has solicited shareholder approval by means of a proxy statement dated May 20, 2003.  A special meeting of shareholders of the Company has been scheduled on June 19, 2003 for shareholders of record at the close of business on May 16, 2003.

The Company will continue its primary focus on sales growth in the direct marketing channel, support of its current franchisees and joint venture retail stores, and servicing its current wholesale business customers.  The current credit facility agreement originally expired on June 1, 2003 but the bank has agreed to extend the term of the credit facility to June 30, 2003. The bank has not given indication that they intend to renew the credit facility agreement.  The Company continues discussions with various financing sources for funding alternatives to its current credit facility, and to date has not been able to secure alternate financing.  The Company is currently in discussions with two banks to obtain a credit facility in the event the pending merger transaction with S.I. Acquisition LLC closes.  In each case, the banks are requiring a personal guarantee or pledge of assets from the Company’s Chairman of the Board, Jack Miller.  The Company’s recurring losses from operations and liquidity issues raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset-carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 13, 2003, the Company announced that it has entered into a definitive merger agreement with S.I. Acquisition LLC, an Illinois limited liability company formed principally for the benefit of Jack Miller, the Company’s Chairman, members of his family and Howard I. Bernstein, a Board Member of the Company.  The merger agreement provides that, at the closing of the merger, each outstanding share of the Company’s common stock will convert into the right to receive $0.30, and each outstanding share of the Company’s Series B preferred stock will convert into the right to receive $15 (the stated value of each share of Series B preferred stock) plus all accrued and unpaid dividends in cash (other than Company series B convertible preferred stock owned by S.I. Acquisition).  As a result of the merger, the Company will become a privately held company and its common stock will no longer be quoted on the OTCBB.  Accordingly upon closing, the registration of the Company’s common stock under the Securities Exchange Act of 1934, as amended, will terminate.  After the merger, the Company will continue to operate from its headquarters in Aurora, Illinois.  The Company may terminate the merger agreement if it receives an acquisition proposal that is superior to the current transaction.  Upon such termination, the Company would reimburse S.I. Acquisition for its expenses, not to exceed $150,000.  The closing of the merger is subject to various conditions, including shareholder approval.  The Company has solicited shareholder approval by means of a proxy statement dated May 20, 2003.  A special meeting of shareholders of the Company has been scheduled on June 19, 2003 for shareholders of record at the close of business on May 16, 2003.

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

The Company’s products are currently marketed under its Successories trade name through direct marketing (catalog, electronic commerce and telemarketing), sales to franchisees and wholesale distribution.  Although the Company utilizes multiple distribution channels for its products, the Company’s products have similar purposes and uses in each channel of distribution.  The profitability varies among products and distribution channels.  The Company utilizes its facilities interchangeably for each distribution channel.  Furthermore, the marketing channels are directed at a single customer base located primarily in North America.

During the year ended February 1, 2003, the Company closed all of its retail 100% Company-owned stores – See Note 4 to the Consolidated Financial Statements “Discontinued Operations.”  The results of operations and costs incurred through the year ended February 1, 2003 associated with the Company’s plan to close the 100% owned retail stores have been reflected as discontinued operations in the accompanying consolidated financial statements.  At the end of the first quarter in fiscal 2002, the Company discontinued contract-framing services for third party products.  Any future contract framing services shall be limited primarily to large and multiple unit production runs.

For the three months ended May 3, 2003 and May 4, 2002, net product sales for the various distribution channels, as a percentage of total net product sales, were as follows:

	Three Months Ended
	May 3, 2003	May 4, 2002
Direct marketing	89.5%	72.7%
Retail 100% Company-owned stores	—	15.4%
Sales to franchisees	5.1%	5.8%
Other segments	5.4%	6.1%

The gross profit margins for direct marketing and retail channels vary due to differences in product mix and volume discounts based on order size.  The gross profit margin for sales to the franchisees is lower than the direct marketing and retail channels since these sales are generally made at a significant discount from retail price.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended May 3, 2003 and May 4, 2002:

	(Dollars in thousands)
	Three Months Ended
	May 3, 2003		May 4, 2002		Increase (Decrease)
	Amount	%	Amount	%	Amount	%

Net product sales	$7,860	100.0%	$8,526	100.0%	$(666)	(7.8)
Cost of goods sold	3,738	47.6	4,178	49.0	(440)	(10.5)
Gross profit on product sales	4,122	52.4	4,348	51.0	(226)	(5.2)
Fees, royalties and other income	205	2.6	188	2.2	17	9.0
Gross margin	4,327	55.0	4,536	53.2	(209)	(4.6)
Operating expenses	4,743	60.3	5,105	59.9	(362)	(7.1)
Loss from continuing operations before other expenses and taxes	(416)	(5.3)	(569)	(6.7)	153	26.9
Interest and other, net	(48)	(0.6)	(69)	(0.8)	(21)	(30.4)
Loss from continuing operations before income taxes	(464)	(5.9)	(638)	(7.5)	174	27.3
Income tax expense (benefit)	(7)	(0.1)	(106)	(1.3)	(99)	(93.4)
Loss from continuing operations	(457)	(5.8)	(532)	(6.2)	75	14.1
Loss from discontinued operations	(40)	(0.5)	(431)	(5.1)	391	90.7
Net loss	$(497)	(6.3)	$(963)	(11.3)	$466	48.4

Three Months Ended May 3, 2003 (First Quarter 2003), Compared To Three Months Ended May 4, 2002 (First Quarter 2002)

Net product sales were $7,860,000 in the current year first quarter ended May 3, 2003, compared to $8,526,000 for the corresponding prior year first quarter ended May 4, 2002.  The $666,000 or 7.8% decrease in net sales was comprised of $290,000 or 3.9% in direct marketing, sales to franchisees of $187,000 or 31.9%, and other channels of $189,000 or 30.9%.  The net sales and operations of the retail 100% owned stores are reported separately as discontinued operations on the accompanying consolidated statements of operations and comprehensive loss.

The Company’s direct marketing sales in the first quarter 2003 were 3.9% lower than prior year first quarter 2002.  The decrease in direct marketing sales was as a result of lower response rates on the prospect catalogs in the current year in comparison to the prior year.  The decrease in sales to franchisees can be primarily attributed to 11 fewer stores in operation in the current year in comparison to the prior year.  The decrease in net sales in the other channels from year to year can be primarily attributed to the

Company’s decision made in first quarter 2002 to discontinue contract framing services for third party products, and one fewer joint venture retail store in operation in the current year; offset by increase in the sales of wholesale channel as a result of new customer sales.

Gross margin decreased in the current year first quarter 2003 to $4,327,000 from $4,536,000 in the prior year first quarter 2002, as a result of sales decline.  Even though sales declined, gross margin, as a percentage of sales, increased in the current year in comparison to the prior year.  The improvement in gross margin is the result of change in channel sales mix, and lower material and labor costs. Also, the lower sales volume in the current year has not significantly impacted the fixed product costs per unit due to various manufacturing cost reduction efforts undertaken by the Company.

Operating expenses decreased in the current year first quarter 2003 to $4,743,000 from $5,105,000 in the prior year first quarter 2002.  The decrease in operating expenses from year to year of $362,000 is primarily in corporate payroll expenses related to workforce reductions initiated in the fiscal year 2002 and first quarter 2003, lower depreciation and amortization expense as a result of minimal capital expenditure spending in the past few years, and variable operating expenses as a result of decline in sales volume.

The net loss was $497,000 in the current year first quarter 2003, compared to $963,000 in the corresponding prior year first quarter 2002. The loss from continuing operations improved from the prior year, in spite of lower sales volume, as a result of improved gross margin and streamlining of operating expenses.  The loss from discontinued operations declined in the current year as a result of all the 100% Company-owned retail stores being closed in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ongoing cash requirements are for working capital, capital expenditures and debt service.  The Company expects to rely on cash generated from its operations, supplemented by borrowings available on its revolving credit loan (current credit facility expires on June 30, 2003), to find its cash requirements.

Operating activities used cash of $521,000 in the current year for the three months ended May 3, 2003, compared to provided cash of $556,000 in the prior year for the three months ended May 4, 2002. The decrease in cash provided from operating activities can be attributed primarily to the net change in accounts payable balance from year to year, offset by improvement in operating results in the current year.  In the current year, the accounts payable balance decreased in the first quarter as a result of the Company paying vendors sooner to take advantage of cash discounts.  In the prior year, the accounts payable balance increased in the first quarter as the Company extended payment terms due to cash restraints.

Investing activities used cash of $16,000 for the three months ended May 3, 2003, compared to provided cash of $4,000 for the three months ended May 4, 2002.  The principal use of cash in investing activities is capital expenditures and the source of cash is proceeds from sales of property and equipment.  The capital expenditures were primarily related to corporate computer systems upgrades and additional internet website costs. The Company’s current credit facility limits capital expenditures to $1 million for the fiscal year.

Financing activities provided cash of $789,000 for the three months ended May 3, 2003, compared to used cash of $368,000 for the three months ended May 4, 2002.  Proceeds from net borrowings on the revolving credit loan were the primary source of cash.  Net repayments on the revolving credit loan were the principal uses of cash.

The credit facility with The Provident Bank (the “Bank”) also contains, among other provisions, requirements for maintaining certain earnings levels and financial ratios, limits on capital expenditures and additional indebtedness, and use of proceeds from certain equity offerings.  As of May 3, 2003, the Company was in compliance with all the debt covenant requirements of the credit facility agreement.  The current credit facility originally expired on June 1, 2003 but the Bank has agreed to extend the term of the credit facility to June 30, 2003.  The Bank has not given indication that they intend to renew the credit facility agreement.  The Company continues discussions with various financing sources for funding alternatives to its current credit facility, and to date has not been able to secure alternate financing.  The Company is currently in discussions with two banks to obtain a credit facility in the event the pending merger transaction with S.I. Acquisition LLC closes.  In each case, the banks are requiring a personal guarantee or pledge of assets from the Company’s Chairman of the Board, Jack Miller.  In the event the merger transaction does not close and the Company is unable to secure additional bank borrowings or alternative sources of capital, the Company will have liquidity issues that raise substantial doubt about the Company’s ability to continue as a going concern and may consider filing for protection under the United States bankruptcy laws.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue to operate as a going concern.

SEASONALITY

The Company’s business is subject to seasonal variations in demand.  Historically, a significant portion of the Company’s sales and net income have been realized during the period from October through January.  The effects of seasonality are greater in the Company’s retail operations as it relates to sales to franchisees and joint venture retail stores.  Most operating expenses are incurred evenly throughout the year, although some selling and administrative expenses are variable depending on sales, and direct marketing catalog advertising expenses as a percentage of sales are generally higher in the first calendar quarter due to more prospecting.  The Company’s operating results may also vary depending upon such factors as catalog mailings and the timing of new product introductions and promotions by the Company.  Historically, the Company’s cash requirements generally reach a seasonal peak in the second half of the fiscal year to finance increased inventory levels needed to meet the third and fourth quarter sales demand.

INFLATION

The Company does not believe that inflation has had a material impact on its operations during the last fiscal quarter.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q report contains forward-looking statements which the Company believes are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated financial performance, the management team, management’s long-term performance goals, channels, programs to reduce costs and enhance asset utilization, banking arrangement and terms, realization of deferred tax assets, filing for protection under the United States bankruptcy laws, as well as statements relating to the Company’s operational and growth strategies.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate, and actual results could differ materially from those addressed in forward-looking statements contained in this Form 10-Q report.  Potential risks and uncertainties include such factors as the financial strength of the economy, and the retail and catalog industries in general, changes in consumer confidence, the level of customer spending on motivational-type products, the competitive pricing environment within the markets that the Company distributes its products, the level of the Company’s success in continuing to control costs and the Company’s ability to increase certain margins through economies of scale.  Additional risks and uncertainties include the Company’s ability to develop and introduce successful new products, generate funds or obtain outside sources of capital sufficient to meet its current operating and capital needs, as well as consummate the proposed merger.  Investors are also directed to consider other risks and uncertainties discussed in the Company’s public announcements, reports to shareholders and documents filed by the Company with the Securities and Exchange Commission, including but not limited to Reports on Forms 10-K, 8-K and 10-Q.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise any forward-looking statements to reflect events or circumstances that may arise after the date on this report.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes.  The Company uses variable rate debt, as described in Note 6 of the Notes to Consolidated Financial Statements included herein.  At May 3, 2003, principal exposed to interest rate risk is limited to $1,953,000 in variable rate debt.  The variable rate debt level varies periodically, and the maximum borrowing available under the credit facility at May 3, 2003 was $2,591,000.  The impact of a 1% change in interest rates on the variable rate debt is approximately $20,000.  The Company’s exposure to foreign currency exchange rate risk relates primarily to the financial position and results of operations in Canada.  The Company’s exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace.  The Company does not expect significant impact from foreign currency exchange rate risk.  The Company’s Canadian operations annual sales are approximately $2,000,000.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this quarterly report, the Company’s Chief Executive Officer (Interim) and Chief Financial Officer carried out an evaluation under his supervision, with the participation of other members of management as was deemed appropriate, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15.  Based upon, and as of the date of that evaluation, the Chief Executive Officer (Interim) and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

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

(b)                                 No reports on Form 8-K have been filed during the three months ended May 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUCCESSORIES, INC. (Registrant)

Date: June 17, 2003	By:	/s/ John C. Carroll
John C. Carroll Interim President and Chief Executive Officer (Interim Principal Executive Officer) Chief Financial and Chief Operating Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, John C. Carroll, Interim President and Chief Executive Officer (Interim Principal Executive Officer), Chief Financial and Chief Operating Officer (Principal Financial and Accounting Officer) of Successories, Inc., certify that:

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003	/s/ JOHN C. CARROLL

John C. Carroll
Interim President and Chief Executive Officer (Interim Principal Executive Officer), Chief Financial and Chief Operating Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between S.I. Acquisition LLC and the Registrant, dated as of February 13, 2003 (21)

3.1	Articles of Incorporation of Registrant - Amended and Restated as of October 28, 1999 (12)

3.2	By-laws of Registrant (9)

3.3	Amendment No. 1 to By-Laws of Registrant (21)

3.4	Amended and Restated Certificate of Designation of Series A and Series B Convertible Preferred Stock (10)

4.1	Specimen Common Stock Certificate (9)

4.2	Specimen Series A Convertible Preferred Stock Certificate (11)

4.3	Specimen Series B Convertible Preferred Stock Certificate (11)

10.1	Form of Franchising Agreement (9)

10.3	Successories, Inc. Amended and Restated Stock Option Plan (15)

10.4	Joint Venture Agreement with Morrison DFW, Inc. and related documents (1)

10.5	Indemnification Agreement dated April 7, 1999 between the Company and Arnold M. Anderson (8)

Indemnification Agreements in the form filed were also entered into by the Messrs. Seamas T. Coyle, Timothy C. Dillon, C. Joseph LaBonte, Steven B. Larrick, Michael H. McKee, Mervyn C. Phillips, Jr., Guy E. Snyder, Gary J. Rovansek, R. Scott Morrison, Jr., Jack Miller, Howard I. Bernstein, Larry A. Hodges, and Leslie Nathanson Juris.

10.6	Common Stock Option Agreement granted to Arnold M. Anderson and Incentive Stock Option Agreement granted to Arnold M. Anderson (2) *

10.7 (a)	Employment Agreement with Arnold M. Anderson dated March 1, 1996 (3) *

10.7 (b)	Amendment to Employment Agreement with Arnold M. Anderson dated March 1, 1996 (12) *

10.7 (c)	Amendment to Employment Agreement with Arnold M. Anderson dated January 14, 1997 (12) *

10.7 (d)	Addendum to Employment Agreement with Arnold M. Anderson dated February 16, 2000 (12) *

10.7 (e)	Amendment to Employment Agreement with Arnold M. Anderson dated October 1, 2001 (18) *

10.8	Employment Agreement with Michael H. McKee dated June 1, 1999 (9) *

10.9	Credit Agreement between the Company and The Provident Bank dated as of June 20, 1997 (4)

10.11	First Amendment to Credit Agreement between the Company and The Provident Bank dated as of July 16, 1997 (4)

10.12	Lease Agreement between LaSalle National Trust, N.A. as Trustee under Trust No. 120358 and Celex Group, Inc. (5)

10.13	Second Amendment to Credit Agreement between the Company and The Provident Bank dated as of May 14, 1998 (5)

10.14	Third Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 1, 1998 (6)

10.15	Employment Agreement with Gary Rovansek dated October 29, 1998 (6)

10.16	Fourth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 28, 1999 (8)

10.17	Warrants to Purchase Common Stock of the Company granted to Provident Financial Group, Inc. dated as of April 29, 1999 (8)

10.18	Preferred Stock Purchase Agreement, dated as of May 28, 1999, by and among the Company and the investors (7)

10.19	Registration Rights Agreement, dated as of May 28, 1999, by and among the Company and the investors (7)

10.20	Preferred Stock Purchase Agreement, dated as of October 18, 1999, by and among the Company and the investors (10)

10.21	Amendment No. 1 to the Registration Rights Agreement, dated as of October 18, 1999, by and among the Company and the investors (10)

10.22	Fifth Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 6, 2000 (13)

10.23	Sixth Amendment to Credit Agreement between the Company and The Provident Bank dated as of August 28, 2000 (14)

10.24	Joint Venture Agreement with Celebrating Excellence of Minnesota, Inc. and related documents (16)

10.25	Seventh Amendment to Credit Agreement between the Company and The Provident Bank dated as of September 4, 2001 (17)

10.26	Eighth Amendment to Credit Agreement between the Company and The Provident Bank dated as of December 3, 2001 (18)

10.27	Ninth Amendment to Credit Agreement between the Company and the Provident Bank dated as of June 13, 2002 (19)

10.28	Retention Agreement with Gary J. Rovansek dated August 20, 2002 (19)

10.29	Retention Agreement with John C. Carroll dated August 20, 2002 (19)

10.30	Retention Agreement with John F. Halpin dated August 20, 2002 (19)

10.31	Retention Agreement with Michael McKee dated August 20, 2002 (19)

10.32	Retention Agreement with Gregory J. Nowak dated August 20, 2002 (19)

10.33	Tenth Amendment to Credit Agreement between the Company and the Provident Bank dated as of September 11, 2002 (20)

10.34	Retention Agreement with James W. Brintnall dated December 5, 2002 (20)

10.35	Eleventh Amendment to Credit Agreement between the Company and The Provident Bank dated as of April 25, 2003. (22)

99.1	Certification of Chief Executive Officer (Interim) and Chief Financial Officer (filed herewith)

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

(18)                            Previously filed with the Company’s Form 10-K Report for the year ended February 2, 2002, and incorporated herein by reference

(19)                            Previously filed with the Company’s Form 10-Q Report for the quarter ended August 3, 2002, and incorporated herein by reference

(20)                            Previously filed with the Company’s Form 10-Q Report for the quarter ended November 2, 2002, and incorporated herein by reference

(21)                            Previously filed with the Company’s Current Report on Form 8-K dated February 13, 2003, and incorporated herein by reference

(22)                            Previously filed with the Company’s Current Report on Form 10-K dated February 1, 2003, and incorporated herein by reference